Form 10QSB
period 2004-09-30
Pacific Coast National Bancorp
filed 2004-12-27
CIK 1302502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 333-118859

PACIFIC COAST NATIONAL BANCORP

(Exact name of registrant as specified in its charter)

California	61-1453556
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1291 Puerta del Sol, San Clemente, California 92673

(Address of Principal Executive Office)

949-361-4300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   ☒   NO   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐   NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of December 23, 2004.  No shares of common stock have been issued.

FORM 10-QSB

PACIFIC COAST NATIONAL BANCORP

Part I-Financial Information

ITEM 1.     FINANCIAL STATEMENTS.

PACIFIC COAST NATIONAL BANCORP

BALANCE SHEETS

	September 30 2004	June 30, 2004
	(Unaudited)
ASSETS

Cash and Cash equivalents	$71,867	$129,030

Property and Equipment, net	24,380	13,655
Rent Deposits and Prepaid Expenses	83,988	34,701

	$180,235	$177,386

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts Payable and Accrued Expenses	$139,655	$111,035
Notes Payable	375,000	—
Due to Organizers	735,000	745,000

Total Liabilities	1,149,655	856,035

Stockholders’ Deficit:
Common stock, par value $.01 per share; authorized 10,000,000 shares; none issued and outstanding	—	—
Deficit Accumulated During the Organizational Period	(1,069,420)	(678,649)

Total Stockholders’ Deficit	(1,069,420)	(678,649)

	$180,235	$177,386

See accompanying condensed notes to financial statements.

PACIFIC COAST NATIONAL BANCORP

STATEMENTS OF OPERATIONS

	Deficit Accumulated For The Period From July 2, 2003 (Inception) to September 30, 2004	Three Months Ended September 30, 2004
	(Unaudited)	(Unaudited)

Expenses:
Consulting Fees	$407,444	$134,601

Rent and Other Occupancy Expense	27,863	19,951
Legal and Professional	559,108	214,295

Application Fee	25,000	—

Other Expenses	50,006	21,923

Total Expenses	1,069,420	390,771

NET LOSS	$(1,069,420)	$(390,771)

See accompanying condensed notes to financial statements.

PACIFIC COAST NATIONAL BANCORP

STATEMENTS OF CASH FLOWS

	Period From July 2, 3003 (Inception) to September 30, 2004	Three Months Ended September 30, 2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,069,420)	$(390,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in Rent Deposits and Prepaid Expenses	(83,988)	(49,287)
Increase in Accounts Payable and Accrued Expenses	139,655	28,620
Net cash used in operating activities	(1,013,753)	(11,438)

CASH FLOWS FROM INVESTING ACTIVITIES,
Purchase of Property and Equipment	(24,380)	(10,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable	375,000	375,000
Advances from Organizers	735,000	20,000
Repayments of Advances from Organizers		(30,000)
	1,110,000	365,000

Net change in cash and cash equivalents	71,867	(57,162)
Cash and cash equivalents, beginning of period	—	129,030

Cash and cash equivalents, end of period	$71,867	$71,867

See accompanying condensed notes to financial statements

PACIFIC COAST NATIONAL BANCORP

CONDENSED NOTES TO FINANCIAL STATEMENTS

1.                          BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of Pacific Coast National Bancorp (the Company) as of September 30, 2004, and the results of its operations for the three months ended September 30, 2004, and for the period from July 2, 2003 (inception) to September 30, 2004 and its cash flows for the three months ended September 30, 2004, and for the period from July 2, 2003 (inception) to September 30, 2004. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Registration Statement on Form SB-2 for the period ended June 30, 2004 filed with the Commission on November 22, 2004.

2.                          RELATED PARTY TRANSACTIONS

The Company has entered into business transactions with a director and an organizer. A director, who is actively engaged in the business of real estate investment and consulting, has served as the Company’s leasing agent in connection with the lease on the proposed San Clemente location. The director is expected to receive a commission from the lessor in the approximated amount of $55,949. The Company has entered into a month-to-month lease agreement with an organizer for temporary offices during the organizational period. The lease arrangement provides for payments of $1,750 per month starting April 1, 2004, increasing to $3,000 per month starting September 1, 2004. The total payments since inception and for the three months ending September 30, 2004 are $11,750 and $6,500 respectively.

3.                          NOTE PAYABLE

The company has a $1,700,000 line of credit from the Independent BankersBank (“TIB”).  The $1,700,000 line of credit is composed of two separate credit facilities.  The first is a $1,400,000 unsecured line of credit that is being guaranteed by our organizers on a pro rata basis.  The line of credit bears interest at a prime rate as set forth in the Wall Street Journal (5.25% as of December 20th, 2004), plus 50 basis points.  Interest is due at maturity, which is April 30, 2005.  The second facility is a $300,000 standby letter of credit issued by TIB.  The Independent BankersBank for the purpose of enabling Pacific Coast National Bancorp to secure real estate associated with its banking operations.  This standby letter of credit bears interest at prime rate as set forth in the Wall Street Journal (5.25% as of December 20th, 2004), plus 50 basis points.  Interest is due at maturity, which is July 31, 2005.  The standby letter of credit is also guaranteed by each of our organizers on a pro rata basis.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pacific Coast National Bancorp is a California corporation that was incorporated on July 2, 2003 to organize and serve as the holding company for Pacific Coast National Bank, a national bank in organization. Pacific Coast National Bank will be a full-service commercial bank headquartered in San Clemente, California, with a full-service banking office in Encinitas, California. The Bank will initially serve San Clemente, Encinitas and its neighboring communities with a broad range of commercial and consumer banking services to small and medium-sized businesses, professionals and individuals who it believes will be particularly responsive to the style of service which the Bank intends to provide. It is assumed that local ownership and control will allow Pacific Coast National Bank to serve customers more efficiently and effectively and will aid in the Bank’s growth and success. The Bank intends to compete on the basis of providing a unique and personalized banking experience combined with a full range of services, customized and tailored to fit the needs of the client.

On June 2, 2004, an application was filed with the Office of the Comptroller of the Currency (Comptroller) to organize a new national bank in San Clemente, California and with the Federal Deposit Insurance Corporation (FDIC) for federal deposit insurance. Preliminary approval has been received from both regulatory agencies to organize a new national bank.

During the period between preliminary regulatory approval and the commencement of banking operations, the holding company is engaged in raising the capital necessary to open the Bank. In addition, the holding company will be engaged in such activities as the build-out of the banking offices, the recruitment and training of staff, preliminary marketing, and the installation of the computer system and operating system. Final approval is not expected before the completion of the offering and a satisfactory pre-opening examination.

The Company’s financial statements and related notes, which are included here, provide additional information relating to the following discussion of its financial condition. In addition, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Registration Statement on Form SB-2 for the period ended June 30, 2004 filed with the Commission on November 22, 2004. The Company was incorporated to serve as a holding company for Pacific Coast National Bank. From the date of inception, the main activities have been:

•                  Seeking, interviewing and selecting our organizers, directors and officers;

•                  Preparing the business plan;

•                  Applying for a national bank charter;

•                  Applying for FDIC deposit insurance;

•                  Preparing an applicati0n to become a bank holding company; and

•                  Raising equity capital through a public offering.

From the date of incorporation, July 2, 2003 through September 30, 2004, the Company’s operations have been funded, and will continue to fund, from advances made to the Company by the organizers and from draws under a line of credit extended by TIB, The Independent Bankers Bank. These advances will be repaid from the proceeds of the offering unless the Company is unable to sell at least 1,700,000 shares of common stock, in which case the organizers will bear the risk of loss with respect to the direct cash advances and may be pursued by TIB with respect to any funds advanced under the per-opening line of credit.

Bankmark & Financial Marketing Services was engaged to assist the Company during the organizational process, including providing guidance with respect to the capitalization strategy, public relations, event planning, director/senior management training, proposed shareholder database management and marketing consulting. Bankmark is also providing computer network systems for use during the organizational process as well as part-time support staff. The agreement with Bankmark will expire 150 calendar days from the date of the final prospectus unless the Company agrees to extend the agreement. In consideration for the consulting services provided under the Bankmark agreement, the Company will pay Bankmark a total of $450,000. If the contract is extended, the

Company will incur additional consulting fees of $35,000 per 30-day extension. It is not expected that the agreement will be extended for a period in excess of sixty days. Under the agreement, the Company is also responsible for certain expenses incurred in connection with the Bankmark agreement, such as payment for the use of computer network systems and part-time support staff, printing costs, event costs and graphic program development. These expenses are expected to run, in the aggregate, approximately $255,000.

Bankmark was also engaged to assist the Company in the preparation of the regulatory applications, including preparing an economic assessment of the market area, working with the management team to develop a business plan and proforma financial information for the applications, meeting with the organizers and proposed directors to discuss their respective roles and assisting them in completing their portions of the application, preparing materials for the pre-filing meetings with the regulatory agencies and preparing the complete Interagency Charter and Federal Deposit Insurance Application that was filed with the regulatory agencies. Following the filing of the applications, Bankmark has assisted the Company in providing responses to matters related to the applications raised by, and requests for additional information made by, the regulatory agencies. Under the agreement with Bankmark, a consulting fee of $85,000 will be paid for these services. The services provided in connection with the regulatory applications, and the fees associated with these services, are in addition to the consulting services described in the preceding paragraph. Together with the consulting services provided in connection with the marketing and capital acquisition campaign described above, the Company expects to pay Bankmark a total of $535,000.

PLAN OF OPERATION

The Company intends to open for business from two locations. The main office will be located at 905 Calle Amanecer, Suite 100, San Clemente, California, 92673, occupying 7,285 square feet of the main lobby-accessed ground floor of a 45,000 square foot, freestanding, three-story office building. In addition, the Company will have the right of first refusal on the remaining 2,845 square feet on the ground floor. The Company will also have outside signage that is clearly visible from the east and north sides of the building. The Company will also operate from a branch location to be located at the intersection of North El Camino Real and Garden View in Encinitas, California, which is approximately 37 miles south of the main office. The branch office will occupy 4,284 square feet in a commercial building in a developed commercial center. Lease agreements have been entered into with respect to each of the proposed banking locations. At this time, the Company does not intend to own any of the properties from which banking operations will be conducted. The Company expects to use approximately $650,000 of the proceeds of the offering to purchase furniture, fixtures and equipment and make leasehold improvements at the two locations. Management believes that these facilities will be adequate to meet the Company’s initial needs. The Company expects to hire up to 18 full-time equivalent employees to staff the banking offices and do not expect that Pacific Coast National Bancorp will have any employees who are not also employees of Pacific Coast National Bank.

Pacific Coast National Bank will use the remainder of its capital for customer loans, investments and other general banking purposes. Management believes that the minimum initial offering proceeds will enable Pacific Coast National Bank to maintain a leverage capital ratio, which is a measure of core capital to average total assets, in excess of 8% for the first three years of operations as required by the FDIC. Accordingly, there is no anticipation of raising additional capital during the 12-month period following the offering. However, no assurance can be given that the Company will not need to raise additional capital within the next three years or over the next 12-month period.

The products and services that Pacific Coast National Bank will initially offer its customers have not yet been fully developed. Management anticipates engaging in additional product research and development during the 12-month period following the offering.

RESULTS OF OPERATIONS

Three months ended September 30, 2004

Expenses for the three months ended September 30, 2004 were $391,000.

Legal and professional fees amounted to $214,000. Of this amount, $125,000 was paid to Bankmark in conjunction with the capital raising, $36,000 was paid in marketing expenses, $27,000 was paid in printing costs, $7,000 was paid in legal fees, with the remainder paid for accounting services, systems design, and expenses related to the stock sale.

Consulting fees in the amount of $135,000 were paid as part of consulting agreements with Michael Hahn, Colin Forkner, Terry Stalk, and GRCAC, LLC, each of whom is actively involved in directing the organizational and pre-opening activities of the Bank. Messrs. Hahn, Forkner, and Stalk are each organizers or executive officers of Pacific Coast National Bancorp and the Bank, and GRCAC, LLC, is owned and operated by Richard Grinyer, who is an organizer of Pacific Coast National Bancorp and the Bank. The amounts paid to Messrs. Hahn, Forkner, and Stalk was $24,000, $24,000, and $13,000 respectively. GRCAC, LLC received payment of $21,000.  In addition, the consulting agreements provided for deferred compensation of $12,000, $15,000, and $7,000 respectively for Messrs. Hahn, Forkner, and Stalk, and $12,000 for GRCAC, LLC.

Occupancy expense amounted to $20,000. Rent expense began on September 1, 2004, for the Encinitas office in the amount of $11,600.  $6,500 was paid in rent for the organizational office. Utility expense and telephone expense accounted for the remaining expenses.

Other expense of $20,000 was made up of $8,500 in loan fees for the line of credit at TIB; $3,000 in office supplies and postage; $6,000 in accrued expenses related to software costs and installation; and $2,500 related to a site study.

LIQUIDITY AND CAPITAL RESOURCES

The Company is offering for sale a minimum of 1,700,000 shares and a maximum of 1,900,000 shares of common stock at a price of $10.00 per share, for an aggregate minimum price of $17,000,000 and an aggregate maximum price of $19,000,000. To participate in the offering, you must subscribe to purchase at least 250 shares. You may subscribe for and purchase a maximum of 25,000 shares in the offering. In the Company’s sole discretion, the minimum or maximum subscriptions amounts may be waived, in writing.

During the organizational stage, the primary sources of liquidity to meet current obligations have been direct cash advances from the organizers and draws under a line of credit extended to the Company by TIB, which is guaranteed by the organizers. In addition, specific vendors have agreed to delay payment of certain invoices pending the opening of the Bank. As of September 30, 2004, the Company had borrowing capacity of approximately $1,025,000 remaining under the pre-opening line of credit. Management believes that the liquidity sources are adequate to meet the obligations that have been incurred, or are expected to be incurred, prior to the time that the Bank opens for business.

Other than the offering, management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way in the foreseeable future.

Cash used in operating activities during the three months ended September 30, 2004, was $57,200. Operating activities consisted primarily of professional, legal, and consulting fees in raising capital, hiring staff, and selecting systems for the Bank. In addition, one organizer withdrew their at-risk funds in the amount of $30,000.

Cash provided by advances from the organizers was $20,000 and advances on the line of credit amounted to $375,000.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the discussion and information presented in this report contain forward-looking statements that involve risks and uncertainties.  The Company’s actual results could differ materially from those presented in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Registration Statement on form SB-2 dated November 22, 2004.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of performance or achievements.  Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  The Company is under no obligation to update any of the forward-looking statements after the filing of this report to conform such statements to actual results or changes in expectations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company has no derivative financial instruments and no exposure to foreign currency exchange rates or interest rate risk.

ITEM 4.     CONTROLS AND PROCEDURES.

Management is responsible for maintaining effective disclosure controls and procedures.  As of the end of the period covered by this report, we evaluated the effectiveness and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective and provide for timely collection and evaluation of information that may need to be disclosed to investors. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our evaluation.  Accordingly, no corrective actions with regard to significant deficiencies and material weaknesses were required or undertaken.

Part II-Other Information

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K.

(a)                      Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K:

None.

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pacific Coast National Bancorp

December 27, 2004	By	/s/ Colin Forkner
Colin Forkner, Chief Executive Officer

December 27, 2004	By	/s/ Terry A. Stalk
Terry A. Stalk, Chief Financial Officer
(Chief Accounting Officer)