Form 10KSB
period 2004-12-31
Pacific Coast National Bancorp
filed 2005-04-15
CIK 1302502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 333-118859

PACIFIC COAST NATIONAL BANCORP
(Exact name of registrant as specified in its charter)

California	61-1453556
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

905 Calle Amanecer, Suite 100, San Clemente, California 92673
(Address of principal executive offices, including zip code)

(949) 361-4300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Common Stock, par value
$.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

As of December 31, 2004, the last business day of the registrant’s most recently completed fiscal year, no shares of the common stock of the registrant was issued or outstanding.

Documents Incorporated by Reference: None.

PACIFIC COAST NATIONAL BANCORP

INDEX

		PAGE
PART I		2
ITEM 1.	BUSINESS.	2
ITEM 2.	PROPERTIES.	17
ITEM 3.	LEGAL PROCEEDINGS.	17
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	17
PART II		17
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.	17
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.	18
ITEM 7.	SELECTED FINANCIAL DATA.	22
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	21
ITEM 8A.	CONTROLS AND PROCEDURES.	21
PART III		21
ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.	21
ITEM 10.	EXECUTIVE COMPENSATION.	23
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.	26
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.	26
ITEM 13.	EXHIBITS.	26
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.	26

i

PART I

ITEM 1. Business.

Overview

Pacific Coast National Bancorp. Pacific Coast National Bancorp (the “Company”) was organized as a California corporation on July 2, 2003 to serve as a bank holding company for Pacific Coast National Bank (the “Bank”). As part of its organizational activities, the Company has filed an application with the Federal Reserve to become a bank holding company, which application was approved on April 11, 2005. Initially, the Company will have no material business operations other than owning and managing the Bank.

The Company commenced its initial public offering on November 22, 2004 to raise the capital required to capitalize its proposed wholly-owned banking subsidiary, the Bank. The Company expects to use at least $14.5 million of the proceeds of its initial public offering to capitalize the Bank if it sells 1,700,000 shares and at least $16.5 million to capitalize the Bank if it sells 1,900,000 shares. As of December 31, 2004, the Company held in escrow $2.7 million.

Pacific Coast National Bank. On June 2, 2004, the organizers of the Bank filed an application with the Office of the Comptroller of the Currency (Comptroller) to organize the Bank as a national bank and with the Federal Deposit Insurance Corporation (FDIC) for federal deposit insurance. The Bank has received the regulatory approvals of the Comptroller and the FDIC; however, these regulatory approvals are subject to certain conditions that the Bank must satisfy before receiving a license to commence banking operations, including: (1) capitalizing the Bank with at least $14.5 million, and (2) implementing appropriate banking policies and procedures. The Bank expects to receive all necessary final regulatory approvals and begin banking operations in May 2005.

Philosophy and strategy

Pacific Coast National Bank will operate as a full-service community bank, offering sophisticated financial products while emphasizing prompt, personalized customer service. The Bank believes that this philosophy, encompassing the service aspects of community banking, will distinguish the Bank from its competitors.

To carry out its philosophy, the Bank’s business strategy will involve the following:

•	Capitalizing on the diverse community involvement, professional expertise and personal and business contacts of its directors and executive officers;

•	Hiring and retaining experienced and qualified banking personnel;

•	Providing individualized attention with consistent, local decision-making authority;

•	Utilizing technology and strategic outsourcing to provide a broad array of convenient products and services;

•	Operating from highly visible and accessible banking offices in close proximity to a concentration of targeted commercial businesses and professionals;

•	Attracting its initial customer base by offering competitive interest rates on its deposit accounts;

•	Encouraging the initial shareholders of the Company to become customers; and

•	Implementing a strong marketing program.

Market opportunities

Primary service areas. The Bank’s primary service areas will be the San Clemente and Encinitas banking markets, which it will serve from two locations. The main office will be located at 905 Calle Amanecer, Suite 100, San Clemente, California, and the Bank will also have a full-service branch office at 499 North El Camino Real, Suite C-100, Encinitas, California. The Bank believes that it will draw most of its customer deposits and conduct most of its lending transactions from and within its primary service areas. These primary service areas represent a diverse market with a growing population and economy. According to data obtained from the United States Census and ESRI Business Information Systems, between 2000 and 2003, the population of the San Clemente area grew 5.6%, and the population of the Encinitas area grew more than 6.4%. This population growth has attracted many businesses to the area and led to growth in the local service economy, and, while the Bank cannot be certain, it expects this trend to continue. The Bank believes that the community will enthusiastically welcome and support a new locally-owned and operated commercial bank.

Local economy. The Bank believes that its proposed banking market represents a unique market with a diversified and growing customer base. It also believes that the primary service areas present an environment that will support its formation and growth. As a community bank, the Bank will be designed to serve the needs of the residents and small- to medium-sized businesses within this growing economy.

According to data compiled by the United States Census and ESRI Business Information Systems, personal and family income figures in the Bank’s proposed primary service areas have grown steadily over the same period. In 2003, median household income in the San Clemente market area was $71,875, as compared with $62,738 for 2000, which represents an increase of more than 14%. Likewise, median household income in 2003 in the Encinitas market area was $58,503, as compared with $52,252 for 2000, which represents an increase of almost 12%. Continued population growth has attracted many businesses to the area and has led to growth in the local service economy, and, while management cannot be certain, it expects these trends to continue.

Business strategy

Management philosophy. The Bank will be a full-service commercial bank dedicated to providing superior customer service to the individuals and businesses in the communities it serves. The Bank will offer a sophisticated array of financial products while emphasizing prompt, personalized customer service. Management believes that this philosophy, encompassing the service aspects of community banking, will distinguish the Bank from its competitors. The Bank will endeavor to hire the most qualified and experienced people in the market who share its commitment to customer service and believes that this is an opportunity for a locally-owned and locally-managed community bank to acquire a significant market share by offering an alternative to the less personal service offered by many larger banks. Accordingly, the Bank will implement the following operating and growth strategies.

Operating strategy. In order to achieve the level of prompt, responsive service that the Bank believes will be necessary to attract customers and to develop its image as a local bank with a community focus, the Bank will employ the following operating strategies:

•
Experienced senior management. The Bank’s senior management possesses extensive experience in the banking industry, as well as substantial business and banking contacts in its primary service areas. For example, its proposed Chief Executive Officer, Colin Forkner, has 40 years of banking experience. Michael Hahn, its proposed President and Chief Operating Officer, has more than 20 years of banking experience. Combined, the four senior-most members of the Bank’s proposed management team have more than 120 years of banking experience.

•
Quality employees. The Bank will strive to hire highly trained and seasoned staff. It plans to train its staff to answer questions about all of its products and services so that the first employee the customer encounters can resolve any questions the customer may have.

•
Community-oriented board of directors. All of the Bank’s proposed directors are either experienced bankers or local business and community leaders. Many of its directors are residents of the Bank’s primary service areas, and most have significant business ties to the primary service areas, enabling them to be sensitive and responsive to the needs of the community. Additionally, the board of directors represents a wide variety of business experience and community involvement. The Company expects that the directors will bring substantial business and banking contacts to the Bank.

•
Highly visible site. The Bank’s main office is highly visible and located in close proximity to major traffic arteries. The main office location will be located at 905 Calle Amanecer, Suite 100, San Clemente, California in an area that will provide easy access to potential banking customers living and working in the San Clemente area. The Bank will also operate another full-service banking office at 499 North El Camino Real, Suite C-100, Encinitas, California, located at the intersection of North El Camino Real and Garden View, to serve the expanding Encinitas area. Management believes that these sites will give the Bank a highly visible presence in a market that is dominated by branch offices of banks headquartered out of the area.

•
Distinct name. The Bank has filed for service marks for the name, “Pacific Coast National Bank.” The Bank believes that a distinctive name will enable the Bank to stand out from the pack and also will be memorable to its customer base.

•
Individual customer focus. The Bank will focus on providing individual service and attention to its target customers, which include individuals and small- to medium-sized businesses. As the employees, officers and directors become familiar with the Bank’s customers on an individual basis, the Bank will be able to respond to credit requests more quickly and be more flexible in approving complex loans based on collateral quality and personal knowledge of the customer.

•
Officer and director call program. The Bank intends to implement an active officer and director call program to promote the Bank’s philosophy. The purpose of this call program will be to visit prospective customers and to describe the Bank’s products, services and philosophy.

•
Marketing and advertising. The Bank has engaged a professional marketing company to assist it in planning a targeted marketing program through local newspaper advertising, radio and direct-mail campaigns. They will assist management to develop the Bank’s image as a locally-owned and operated bank with an emphasis on quality service and personal relationships.

Growth strategies. Because the Bank believes that the growth and expansion of its operations will be significant factors in its success, the Bank plans to implement the following growth strategies:

•
Capitalize on its community orientation. The Bank plans to capitalize on its position as an independent, locally-owned community bank to attract individuals and small- to medium-sized business customers that may be underserved by larger banking institutions in its market area.

•	Emphasize local decision-making. The Bank will emphasize local decision-making by experienced bankers. This will help the Bank attract local businesses and service-minded customers.

•
Attract experienced lending officers. The Bank will seek to hire experienced, well-trained lending officers capable of soliciting loan business immediately. By hiring experienced lending officers, the Bank will be able to grow much more rapidly than it would if it hired inexperienced lending officers.

•
Offer fee-generating products and services. The Bank’s range of services, pricing strategies, interest rates paid and charged and hours of operation will be structured to attract the Bank’s target customers and increase its market share. The Bank will strive to offer the small business person, professional, entrepreneur and consumer the best loan services available while charging competitively for these services and utilizing technology and strategic outsourcing to increase fee revenues.

Lending services

Lending policy. The Bank will offer a full range of lending products, including commercial loans to small- to medium-sized businesses, professionals, and consumer loans to individuals. Management understands that the Bank will be competing for these loans with competitors who are well established in its primary market area and have greater resources and lending limits. As a result, the Bank may initially have to offer more flexible pricing and terms to attract borrowers. Management feels that a quick response to credit requests will provide the Bank a competitive advantage.

The Bank’s loan approval policies will provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, an officer with a higher lending limit or the Bank’s loan committee will determine whether to approve the loan request. The Bank will not make loans to any of its directors or executive officers unless its board of directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

Lending limits. The Bank’s lending activities will be subject to a variety of lending limits. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank. In general, however, the Bank will be able to loan any one borrower a maximum amount equal to 15% of the Bank’s capital and surplus and allowance for loan losses.

The legal limit will increase or decrease as the Bank’s capital increases or decreases as a result of its earnings or losses, among other reasons.

Credit risks. The principal economic risk associated with each category of loans that the Bank expects to make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees. The well-established financial institutions in the Bank’s primary service areas are likely to make proportionately more loans to medium- to large-sized businesses than the Bank will make. Many of the Bank’s anticipated commercial loans will likely be made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

Real estate loans. The Bank will make commercial real estate loans, construction and development loans, small business loans and residential real estate loans. These loans include commercial loans where the Bank takes a security interest in real estate out of an “abundance of caution” and not as the principal collateral for the loan.

•
Construction and development loans. The Bank will consider making owner-occupied construction loans with a pre-approved take-out loan. The Bank will also consider construction and development loans on a pre-sold basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to twelve months and interest is paid quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed industry standards. Speculative loans will be based on the borrower’s financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

•
Commercial real estate. Commercial real estate loan terms generally will be limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 12 months. The Bank will generally charge an origination fee for its services. The Bank generally will require personal guarantees from the principal owners of the property supported by a review by the Bank’s management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. The Bank will limit its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

•
Residential real estate. The Bank’s residential real estate loans will consist of residential second mortgage loans, residential construction loans and traditional mortgage lending for one-to-four family residences. The Bank expects that any long-term fixed rate mortgages will be underwritten for resale to the secondary market. The Bank will offer primarily adjustable rate mortgages. The majority of fixed rate loans will be sold in the secondary mortgage market. All loans will be made in accordance with the Bank’s appraisal policy with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 80%, unless the borrower has private mortgage insurance. Management expects that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

Commercial loans. The Bank expects that loans for commercial purposes in various lines of businesses will be one of the components of its loan portfolio. The target commercial loan market will be retail establishments and small- to medium-sized businesses. The terms of these loans will vary by purpose and by type of underlying collateral, if any. The commercial loans will primarily be underwritten on the basis of the borrower’s ability to service the loan from income. The Bank will typically make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Loans to support working capital will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will typically be due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness.

Consumer loans. The Bank will make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, second mortgages, home equity loans and home equity lines of credit. The amortization of second mortgages will generally not exceed 15 years and the rates will generally not be fixed for over 12 months. Repayment of consumer loans depends upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. The loan officer will review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. Management expects that the principal competitors for consumer loans will be the established banks and finance companies in the Bank’s market areas.

Composition of portfolio. The following table sets forth management’s estimate of the percentage composition of the Bank’s loan portfolio during its first three years of business.

Percentage
Commercial real estate	23%
Construction - commercial	16%
Construction - residential	11%
Commercial	38%
Consumer	12%
Total	100%

Investments

In addition to loans, the Bank will make other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. The asset-liability management committee will review the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank’s policy as set by its board of directors.

Asset and liability management

The asset-liability management committee will oversee the Bank’s assets and liabilities and will strive to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee will conduct these management functions within the framework of written loan and investment policies that the Bank will adopt. The committee will attempt to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it will chart assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempt to manage any gaps in maturity ranges.

Deposit services

The will seek to establish a broad base of core deposits, including savings accounts, checking accounts, money market accounts, NOW accounts, a variety of certificates of deposit and individual retirement accounts. The Bank intends initially to leverage the Company’s initial shareholder base, which is expected to be comprised primarily of residents of the Bank’s primary service areas, into a source of core deposits. In addition, the Bank will implement an aggressive marketing program in its primary service areas and will feature a broad product line and competitive rates and services. The primary sources of deposits will be residents of, and businesses and their employees located in, the Bank’s primary service areas. The Bank plans to obtain these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media.

Other banking services

Other anticipated banking services include cashier’s checks, travelers’ checks, direct deposit of payroll and Social Security checks, night depository, bank-by-mail, Internet banking, automated teller machine cards and debit cards. The Bank plans to become associated with one or more nationwide networks of automated teller machines that its customers will be able to use throughout California and other regions. The Bank also plans to offer credit card and merchant card services through a correspondent as an agent for the Bank. The Bank also may offer expanded financial services, such as insurance, financial planning, investment and trust services; in each case, if offered, the Bank would expect initially to do so through strategic partners. The Bank does not plan initially to exercise trust powers and may do so in the future only with the prior approval of the Comptroller.

Employees

The success of the Bank will depend, in part, on its ability to attract, retain and motivate highly qualified management and other personnel, for whom competition is intense. When the Bank begins operations, management expects that the Bank will have 20 full-time equivalent employees. The Company does not expect that it will have any employees who are not also employees of the Bank.

Special cautionary notice regarding forward-looking information

Statements contained in this Annual Report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including the Company’s and Bank’s expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to the Company on the dates noted, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the actual results of the Company or the Bank may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which the Company and the Bank conduct operations, including their respective plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in the Company’s Prospectus contained in its Registration Statement on Form SB-2, which was declared effective on November 10, 2004, including the following:

●	the Company and Bank must receive regulatory approvals before they may open for business;

●	the Bank must satisfy certain conditions following regulatory approval before it may open for business;

●	any delay in beginning banking operations will result in additional losses;

●	the Company has no operating history upon which to base an estimate of its future financial performance;

●	the Company expects to incur losses during its initial years of operations;

●	failure of the Company or the Bank to implement its business strategies may adversely affect its financial performance.

●	the Company’s profitability will be affected by the ability of Bank management to measure and limit credit risk associated with the Bank’s loan portfolio;

●	the Bank’s emphasis on commercial business and commercial real estate lending may result in greater credit risk;

●	departures of key personnel or directors may impair the Bank’s operations;

●	the Bank will face intense competition from a variety of competitors;

●	the Bank’s legal lending limits may impair its ability to attract borrowers;

●	an economic downturn, especially one affecting the Bank’s primary service areas, may have an adverse effect on its financial performance;

●	monetary policy and other economic factors could adversely affect the Bank’s profitability;

●	the Bank could be negatively affected by changes in interest rates.

●	the determination of the offering price was arbitrary, and you may be unable to resell your shares at or above the offering price;

●	the Company’s ability to pay dividends is limited;

●	the Company and Bank are subject to extensive regulatory oversight, which could restrain growth and profitability; and

●	the Company may not be able to raise additional capital on terms favorable to it.

These factors and the risk factors referred to in the Company’s Prospectus, dated November 22, 2004, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and the Company does not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on the business of the Company or the Bank or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

SUPERVISION AND REGULATION

Banking is a complex, highly regulated industry. Consequently, the growth and earnings performance of the Company and the Bank can be affected, not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Federal Reserve, the FDIC, the Comptroller, the Internal Revenue Service and state taxing authorities. The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

The primary goals of the Bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the Bank’s depositors and the public, rather than the shareholders and creditors. The following is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

Pacific Coast National Bancorp

General. Upon its acquisition of all of the capital stock of the Bank following receipt of Federal Reserve approval, the Company will be a bank holding company registered with, and subject to regulation by, the Federal Reserve under the “Bank Holding Company Act of 1956, as amended” (Bank Holding Company Act). The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and commit resources to support the Bank. This support may be required under circumstances when the Company might not be inclined to do so absent this Federal Reserve policy. As discussed below, the Company could be required to guarantee the capital plan of the Bank if it becomes undercapitalized for purposes of banking regulations.

Certain acquisitions. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring more than five percent of the voting stock of any bank or other bank holding company, (ii) acquiring all or substantially all of the assets of any bank or bank holding company, or (iii) merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below. As a result of the Patriot Act, which is discussed below, the Federal Reserve is also required to consider the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities in its evaluation of bank holding company merger or acquisition transactions.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, any bank holding company located in California may purchase a bank located outside of California. Conversely, an adequately capitalized and adequately managed bank holding company located outside of California may purchase a bank located inside California. In each case, however, restrictions currently exist on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

Change in bank control. Subject to various exceptions, the Bank Holding Company Act and the “Change in Bank Control Act of 1978,” together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. With respect to the Company, control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities.

Permitted activities. Generally, bank holding companies are prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than (i) banking or managing or controlling banks or (ii) an activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve has the authority to require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

•	lending, exchanging, transferring, investing for others, or safeguarding money or securities;

•	insuring, guaranteeing or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent or broker for these purposes, in any state;

•	providing financial, investment or advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in or making a market in securities;

•	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	merchant banking through securities or insurance affiliates; and

•	insurance company portfolio investments.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary that the Company may own at the time must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company would be required to file an election with the Federal Reserve to become a financial holding company and to provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. The Federal Reserve serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Company currently has no plans to make a financial holding company election.

Sound banking practice. Bank holding companies are not permitted to engage in unsound banking practices. For example, the Federal Reserve’s Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

The “Financial Institutions Reform, Recovery and Enforcement Act of 1989” (FIRREA) expanded the Federal Reserve’s authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. FIRREA increased the amount of civil money penalties which the Federal Reserve can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

Anti-tying restrictions. Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Dividends. Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudence, the Company, as a bank holding company, generally should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. In addition, the Company is subject to certain restrictions on the making of distributions as a result of the requirement that the Bank maintain an adequate level of capital as described below. As a California corporation, the Company is restricted under the California Corporations Code from paying dividends under certain conditions.

Pacific Coast National Bank

The Bank will be subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Comptroller. The Comptroller will regularly examine the Bank’s operations and will have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Comptroller will also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. The Bank will also be subject to numerous state and federal statutes and regulations that affect its business, activities and operations. The Bank’s deposits will be insured by the FDIC to the maximum extent provided by law.

Branching. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current California law, banks are permitted to establish branch offices throughout California with prior regulatory approval. In addition, with prior regulatory approval, banks are permitted to acquire branches of existing banks located in California. Finally, banks generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. California law, with limited exceptions, currently permits branching across state lines through interstate mergers. Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. California law currently permits de novo branching into the state of California on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch in California only if its home state has also elected to permit de novo branching into that state.

Prompt corrective action. The “Federal Deposit Insurance Corporation Improvement Act of 1991” (FDICIA) established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and all institutions are assigned one such category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is “critically undercapitalized.” The federal banking agencies have specified by regulation the relevant capital level for each category. An institution that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an “undercapitalized” subsidiary’s assets at the time it became “undercapitalized” or the amount required to meet regulatory capital requirements. An “undercapitalized” institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

Deposit insurance assessments. Banks must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Expanded financial activities. Similar to bank holding companies, the “Gramm-Leach-Bliley Financial Services Modernization Act of 1999” expanded the types of activities in which a bank may engage. Generally, a bank may engage in activities that are financial in nature through a “financial subsidiary” if the bank and each of its depository institution affiliates are “well capitalized,” “well managed” and have at least a “satisfactory” rating under the Community Reinvestment Act. However, applicable law and regulation provide that the amount of investment in these activities generally is limited to 45% of the total assets of the Bank, and these investments are deducted when determining compliance with capital adequacy guidelines. Further, the transactions between the Bank and this type of subsidiary are subject to a number of limitations.

Expanded financial activities of national banks generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Bank currently has no plans to conduct any activities through financial subsidiaries.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Comptroller, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Because the Bank’s aggregate assets will be less than $250 million when the Bank opens for business, under the Gramm-Leach-Bliley Act, the Bank is subject to a Community Reinvestment Act examination only once every 60 months if it receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if its rating is less than satisfactory. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other regulations. Interest and other charges collected or contracted for by the Bank will be subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal “Truth-In-Lending Act,” governing disclosures of credit terms to consumer borrowers;

•
the “Home Mortgage Disclosure Act of 1975,” requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the “Equal Credit Opportunity Act,” prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the “Fair Credit Reporting Act of 1978,” governing the use and provision of information to credit reporting agencies;

•	the “Fair Debt Collection Act,” governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank will be subject to:

•
the “Right to Financial Privacy Act,” which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the “Electronic Funds Transfer Act” and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Dividends. The Bank is required by federal law to obtain prior approval of the Comptroller for payments of dividends if the total of all dividends declared by its board of directors in any year will exceed its net profits earned during the current year combined with its retained net profits of the immediately preceding two years, less any required transfers to surplus. In addition, the Bank will be unable to pay dividends unless and until it has positive retained earnings. The Company expects to commence operations with an accumulated deficit as a result of organizational expenses attributable to the Bank and to generate losses during its early periods of operations. Accordingly, the Bank will be unable to pay dividends until the accumulated deficit is eliminated.

In addition, under FDICIA, the Bank may not pay any dividend if the payment of the dividend would cause the Bank to become undercapitalized or in the event the Bank is “undercapitalized.” The Comptroller may further restrict the payment of dividends by requiring that a financial institution maintain a higher level of capital than would otherwise be required to be “adequately capitalized” for regulatory purposes. Moreover, if, in the opinion of the Comptroller, the Bank is engaged in an unsound practice (which could include the payment of dividends), the Comptroller may require, generally after notice and hearing, that the Bank cease such practice. The Comptroller has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. Moreover, the Comptroller has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.

Capital adequacy. The Federal Reserve monitors the capital adequacy of bank holding companies, such as the Company, and the Comptroller monitors the capital adequacy of the Bank. The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy and consider these capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of the Company and the Bank. The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $150 million or more and, generally, on a bank-only basis for bank holding companies with less than $150 million in consolidated assets. Each insured depository subsidiary of a bank holding company with less than $150 million in consolidated assets is expected to be “well-capitalized.”

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, preferred stock (other than that which is included in Tier 1 Capital), and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies with assets of $150 million or more. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies with assets of $150 million or more generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that holding companies of such size experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve and the FDIC recently adopted amendments to their risk-based capital regulations to provide for the consideration of interest rate risk in the agencies’ determination of a banking institution’s capital adequacy.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Restrictions on transactions with affiliates and loans to insiders. The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

Anti-terrorism legislation. In the wake of the tragic events of September 11th, on October 26, 2001, the President signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001. Also known as the “Patriot Act,” the law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering. The Patriot Act significantly amends and expands the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs.

Under the Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•
to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•
to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the Patriot Act, financial institutions must also establish anti-money laundering programs. The Patriot Act sets forth minimum standards for these programs, including: (i) the development of internal policies, procedures and controls; (ii) the designation of a compliance officer; (iii) an ongoing employee training program; and (iv) an independent audit function to test the programs.

In addition, the Patriot Act requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions. Regulations proposed by the U.S. Department of the Treasury to effectuate certain provisions of the Patriot Act provide that all transaction or other correspondent accounts held by a U.S. financial institution on behalf of any foreign bank must be closed within 90 days after the final regulations are issued, unless the foreign bank has provided the U.S. financial institution with a means of verification that the institution is not a “shell bank.” Proposed regulations interpreting other provisions of the Patriot Act are continuing to be issued.

Under the authority of the Patriot Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing among financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under these rules, a financial institution is required to:

•
expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network (“FinCEN”);

•	notify FinCEN if an account or transaction is identified;

•	designate a contact person to receive information requests;

•
limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

•	maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution: (i) notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution; (ii) takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN; (iii) limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Secrecy Act; and (iv) maintains adequate procedures to protect the security and confidentiality of the information. Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

The Secretary of the Treasury also adopted a rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the rule, financial institutions: (i) are prohibited from providing correspondent accounts to foreign shell banks; (ii) are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account; (iii) must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the United States designated to accept services of legal process; (iv) must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

Proposed legislation and regulatory action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which the business of the Company or the Bank may be affected by any new regulation or statute.

Effect of governmental monetary policies. The commercial banking business is affected not only by general economic conditions but also by the fiscal and monetary policies of the Federal Reserve. Some of the instruments of fiscal and monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates, and the placing of limits on interest rates that member banks may pay on time and savings deposits. Such policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on time and savings deposits. The Company cannot predict the nature of future fiscal and monetary policies and the effect of such policies on the future business and its earnings.

All of the above laws and regulations add significantly to the cost of operating the Company and the Bank and thus have a negative impact on profitability. It should also be noted that there has been a tremendous expansion experienced in recent years by certain financial service providers that are not subject to the same rules and regulations as the Company or the Bank. These institutions, because they are not so highly regulated, have a competitive advantage over us and may continue to draw large amounts of funds away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.

ITEM 2. Description of Property.

The Bank intends to open for business from two locations. Its main office, which will also be the principal executive office of the Company, will be located at 905 Calle Amanecer, Suite 100, San Clemente, California 92673. The Bank will occupy 7,285 square feet of the main lobby-accessed ground floor of a 45,000 square foot, freestanding, three-story office building. In addition, the Bank will have a right of first refusal on the remaining 2,845 square feet on the ground floor and will have outside signage that is clearly visible from the intersection of Calle Amanecer and Calle Negocio. The Bank will also operate from a branch office to be located at the intersection of North El Camino Real and Garden View in Encinitas, California, which is approximately 37 miles south of the main office. The branch office will occupy 4,284 square feet in a commercial building in a developed commercial center. The Bank has entered into lease agreements with respect to each of the proposed banking locations. The aggregate commitments under the leases are set forth in the notes to the audited financial statements included in this Form 10-KSB. At this time, the Bank does not intend to own any of the properties from which it will conduct banking operations. Management believes that these facilities will be adequate to meet the initial needs of the Company and Bank.

ITEM 3. Legal Proceedings.

There are no material pending legal proceedings to which the Company or the Bank is a party or to which any of its properties are subject; nor are there material proceedings known to the Company, in which any director, officer or affiliate or any principal stockholder is a party or has an interest adverse to the Company or the Bank.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

PART II
ITEM 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company is conducting its initial public offering of securities. All sales of securities by the Company will be registered under the Securities Act. There is currently no established market for the common stock of the Company, and an active trading market is not likely to develop. The Company has no plans to list its common stock on any stock exchange although the Company expects to have at least one company making a market in its shares.

Holders

As of March 15, 2005, no shares of common stock of the Company are issued and outstanding.

Dividends

Because, as a holding company, the Company will initially conduct no material activities other than holding the common stock of the Bank, its ability to pay dividends will depend on the receipt of dividends from the Bank. Initially, the Company expects that the Bank will retain all of its earnings to support its operations and to expand its business. Additionally, the Company and the Bank are subject to significant regulatory restrictions on the payment of cash dividends. In light of these restrictions and the need to retain and build capital, neither the Company nor the Bank plans to pay dividends until the Bank becomes profitable and recovers any losses incurred during its initial operations. The payment of future dividends and the dividend policies of the Company and the Bank will depend on the earnings, capital requirements and financial condition of the Company and the Bank, as well as other factors that its respective boards of directors consider relevant. For additional discussion of legal and regulatory restrictions on the payment of dividends, see “Part I - Item 1. Description of Business - Supervision and Regulation.”

Securities Authorized For Issuance Under Equity Compensation Plans

The Company does not currently have any equity compensation plans, but is in the process of preparing a stock incentive plan and will seek shareholder approval of such plan at the Company’s first annual meeting of shareholders.

Recent Sales of Unregistered Securities

None.

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The purpose of the following discussion is to address information relating to the financial condition and results of operations of the Company that may not be readily apparent from the financial statements and notes included in this Report. This discussion should be read in conjunction with the information provided in the Company’s financial statements and the notes thereto.

General

Pacific Coast National Bancorp is a California corporation that was incorporated on July 2, 2003 to organize and serve as the holding company for Pacific Coast National Bank, a national bank in organization. The Bank will be a full-service commercial bank headquartered in San Clemente, California, with a full-service banking office in Encinitas, California. The Bank will initially serve San Clemente, Encinitas and its neighboring communities with a broad range of commercial and consumer banking services to small and medium-sized businesses, professionals and individuals who it believes will be particularly responsive to the style of service which the Bank intends to provide. It is assumed that local ownership and control will allow the Bank to serve customers more efficiently and effectively and will aid in the Bank’s growth and success. The Bank intends to compete on the basis of providing a unique and personalized banking experience combined with a full range of services, customized and tailored to fit the needs of the client.

On June 2, 2004, an application was filed with the Comptroller to organize a new national bank in San Clemente, California and with the FDIC for federal deposit insurance. Conditional approvals of each of these applications have been received.

During the period between regulatory approval and the commencement of banking operations, the Company is engaged in raising the capital necessary to open the Bank. In addition, the holding company is engaged in such activities as the build-out of the banking offices, the recruitment and training of staff, preliminary marketing, and the installation of the computer system and operating system. Final approval is not expected before the completion of the offering and a satisfactory pre-opening examination.

The Company was incorporated to serve as a holding company for the Bank. From the date of inception, the main activities have been:

•	Seeking, interviewing and selecting organizers, directors and officers;
•	Preparing the business plan;
•	Applying for a national bank charter;
•	Applying for FDIC deposit insurance;
•	Applying with the Federal Reserve to become a bank holding company; and
•	Raising equity capital through a public offering.

From the date of incorporation, July 2, 2003 through December 31, 2004, the Company’s operations have been funded, and will continue to funded, from advances made to us by its organizers and from draws under a line of credit extended by TIB - The Independent BankersBank. These advances will be repaid from the proceeds of the offering unless the Company is unable to sell at least 1,700,000 shares of common stock, in which case the organizers will bear the risk of loss with respect to the direct cash advances and may be pursued by TIB with respect to any funds advanced under the per-opening line of credit.

Financial Condition at December 31, 2004

Total assets at December 31, 2004, were $200,742, composed of $57,270 in cash, $63,112 in prepaid rent and contracts, and $80,360 in property and equipment. These assets were funded by $825,000 in notes payable to TIB - The Independent BankersBank and guaranteed by the organizers, $735,000 in direct advances from the organizers, and $236,623 in accounts payable and accrued expenses.

Results of Operations

From July 2, 2003, the date the Company began its organizational activities, through December 31, 2004, its accumulated net losses amounted to $1,595,881. The Company’s financial statements and related notes, which are included in this Report, provide additional information relating to the discussion of its financial condition. See Item 7 of this Report.

Legal and professional fees amounted to $850,000. Of this amount, $421,000 was paid to Bankmark in conjunction with the capital raising, $63,000 was paid in marketing expenses, $27,000 was paid in printing costs, $111,000 was paid in legal fees, with the remainder paid for accounting services, systems design, and expenses related to the stock sale.

Consulting fees in the amount of $323,000 were paid as part of consulting agreements with Michael Hahn, Colin Forkner, Terry Stalk, and GRCAC, LLC, each of whom is actively involved in directing the organizational and preopening activities of the bank. Messrs. Hahn, Forkner, and Stalk are each organizers or executive officers of the Company and the Bank, and GRCAC, LLC, is owned and operated by Richard Grinyer, who is an organizer of the Company and the Bank. The amounts paid to Messrs. Hahn, Forkner, and Stalk was $86,000, $110,000, and $32,000 respectively. GRCAC, LLC, received payment of $96,000. In addition, the consulting agreements provided for deferred compensation of $54,000, $56,000, and $19,000 for Messrs. Hahn, Forkner, and Stalk, and $56,000 for GRCAC, LLC. The remaining consulting expenses were paid in conjunction with administrative support for the organizational office and personnel consultants.

Occupancy expense amounted to $77,000. Rent expense began in September for the Encinitas office in the amount of $11,600 per month. $21,000 was paid in rent for the organizational office. Utility expense and telephone expense accounted for the remaining expenses.

Other expenses of $92,000 were made up of $27,000 in insurance costs, of which $18,000 was for placement of D&O insurance and the remainder was for workers compensation insurance; $8,500 in loan fees for the line of credit at TIB; $11,000 in office supply costs; $10,000 in travel-related costs for professional development and the stock sale; $8,000 in accrued interest on the note from TIB; $7,000 in accrued expenses related to software costs; and the remainder attributable to expense relating to recruiting and other personnel costs.

As of March 2005, the Company has not yet completed its organizational activities and expects the Bank to begin banking operations in May 2005. The Company has incurred substantial expenses in establishing the Bank as a going concern and can give you no assurance that it will be profitable or that future earnings, if any, will meet the levels prevailing in the banking industry. Typically new banks are not profitable in their first year of banking operations and, in some cases are not profitable for several years. The Bank’s future results will be determined primarily by its ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income, and to control non-interest expenses. Since interest rates will be determined by market forces and economic conditions beyond the control of the Company or the Bank, the Bank’s ability to generate net interest income will be dependent upon its ability to maintain an adequate spread between the rate earned on earning assets, such as loans and investment securities, and the rate paid on interest-bearing liabilities, such as deposits and borrowing.

Liquidity and interest rate sensitivity

Organizational period. During the Company’s organizational period, its cash requirements consist principally of funding its pre-opening expenses, described above, as well as capital expenditures for the acquisition, renovation, furnishing and equipping of the initial main office facility.

During the organizational stage, the primary sources of liquidity to meet current obligations have been direct cash advances from the organizers and draws under a line of credit extended to the Company by TIB - The Independent BankersBank, which is guaranteed by the organizers. In addition, specific vendors have agreed to delay payment of certain invoices pending the opening of the Bank. As of December 31, 2004, the Company had borrowing capacity of approximately $475,000 remaining under the pre-opening line of credit. Based on the projected opening of May, 2005, the Company has requested and been approved for an additional $300,000 from TIB - The Independent BankersBank. The Company will repay the outstanding balance on the line of credit by using a portion of the proceeds of its initial public offering. Management believes that the liquidity sources are adequate to meet the obligations that have been incurred, or are expected to be incurred, prior to the time that the Bank opens for business.

Commencement of banking operations. Since the Company has been in the organizational stage, there are no results of operations to present at this time. When the Bank begins operations, net interest income, the Bank’s expected primary source of earnings, will fluctuate with significant interest rate movements. The Company’s profitability will depend substantially on the Bank’s net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other liabilities. A large change in interest rates may significantly decrease the Bank’s net interest income and eliminate the Company’s profitability. Most of the factors that cause changes in market interest rates, including economic conditions, are beyond the Company’s control. While the Bank intends to take measures to minimize the effect that changes in interest rates will have on its net interest income and profitability, these measures may not be effective. To lessen the impact of these fluctuations, the Bank intends to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equal amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to change in market interest rates. The rate sensitive position, or “gap,” is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin. The Bank will generally attempt to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Bank’s overall interest rate risk. The Bank will regularly evaluate the balance sheet’s asset mix in terms of several variables: yield, credit quality, appropriate funding sources and liquidity.

To effectively manage the balance sheet’s liability mix, the Bank plans to focus on expanding its deposit base and converting assets to cash as necessary. As the Bank continues to grow, it will continuously structure its rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. The Bank’s investment/asset and liability committee will meet regularly to develop a strategy for the upcoming period.

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Bank can obtain these funds by converting assets to cash or by attracting new deposits. Its ability to maintain and increase deposits will serve as its primary source of liquidity.

Other than the offering, management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way in the foreseeable future.

Capital adequacy

There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio. The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common shareholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interests. Goodwill, if any, is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of tier 1 capital.

The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3% minimum leverage ratio requirement. The leverage ratio is computed by dividing tier 1 capital into total assets. In the case of the Bank and other banks that are experiencing growth or have not received the highest regulatory rating from their primary regulator, the minimum leverage ratio should be 3% plus an additional cushion of at least 1% to 2%, depending upon risk profiles and other factors.

The Company believes that the net proceeds of this offering will enable the Bank to satisfy its capital requirements for at least the next 12 months following the opening of the Bank. The Company believes all anticipated material expenditures for this period have been identified and provided for out of the proceeds of the initial public offering. For additional information about the plan of operations of the Company and the Bank, see "Item 1. Description of Business."

ITEM 7. Financial Statements.

The financial statements of the Company, including the notes thereto, and the report of independent certified public accountants are included in this Report.

ITEM 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 8A. Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-KSB for the year ended December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e).

Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by us in the reports the Company files or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance management of the Company necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2004 that materially affected, or were reasonably likely to materially affect, its internal controls over financial reporting.

ITEM 8B. Other Information

Not applicable.

PART III

ITEM 9.   Directors and Executive Officers of the Registrant.

(a) Set forth below is information regarding the directors and executive officers of the Company. Each of the directors of the Company serves as directors of the Bank. The Company, as the sole shareholder of the Bank, will nominate each of the following individuals to serve as a director of the Bank at the Bank's first shareholders meeting. Directors of the Bank will serve for a term of one year and will be elected by the Company each year at the Bank's annual meeting of shareholders. The Bank's officers will be appointed by and hold office at the will of its board of directors.

The following table sets forth for each director and executive officer of the Company (1) the person's name, (2) his or her age at December 31, 2004, (3) the year he or she was first elected as a director of the Company, and (4) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

Name (Age)	Director Since	Position(s) with the Company and Business experience
Colin Forkner (60)	2004	Director; Chief Executive Officer
Michael Hahn (45)	2004	Director; President
Richard W. Grinyer (56)	2004	Director; Executive Vice President
Michael V. Cummings (63)	2004	Director; Bank Consultant
David E. Davies (69)	2004	Director; Instructor of Managerial Finance at the University of Phoenix
Fred A. deBoom (68)	2004	Director; managing partner in Sonfad Associates, a merger and acquisition consulting firm
David Johnson (58)	2004	Director; Vice President-Finance of Affinity Medical Technologies, LLC
Dennis C. Lindeman (57)	2004	Chairman; Certified Financial Planner
Donald R. Mealing (44)	2004	Director; Businessman
Denis H. Morgan (51)	2004	Director; Civil engineer
James W. Shute (38)	2004	Director; President of J.W. Shute International, a real estate development and consulting firm
John Vuona (47)	2004	Director; Partner, Bentson & Vuona, LLP, accounting firm
Terry Stalk (50)	N/A	Chief Financial Officer

The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities Exchange Act and is not subject to filings required by Section 16 of the Securities Exchange Act.

(b) None.

(c) None.

(d) None.

(e) The board of directors of the Company has determined that the Company has at least one audit committee financial expert serving on its audit committee and has determined that John Vuona satisfies the definition of audit committee financial expert. Mr. Vuona satisfies the standards for independence established by the NASDAQ Stock Market, Inc.

(f) The Company has a separately-designated standing audit committee. Its members are John Vuona, Dennis Lindeman, David Davies, and David Johnson.

(g) Under the bylaws of the Company, shareholders entitled to vote for the election of directors may nominate persons for election to the board of directors upon delivery of timely written notice to the corporate secretary. To be considered timely, the notice must be delivered or mailed and received at our principal offices not less than 60 days nor more than 270 days prior to the meeting; provided, however, that in the event less than 30 days’ notice or prior disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be received no later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such disclosure was made.

To be in proper written form, the shareholder’s notice to the Secretary must set forth in writing (a) the name and address of the shareholder who intends to make the nomination and of the person or persons intended to be nominated; (b) the class and number of shares of stock of the corporation which are beneficially owned by such shareholder intending to make the nomination; (c) a representation that the shareholder is a holder of record of shares of the corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (d) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; (e) such other information regarding each nominee proposed by such shareholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had each nominee been nominated by the board of directors; and (f) the consent of each nominee to serve as director of the corporation if so elected.

Compliance with Section 16(a) of the Exchange Act. The directors, officers and 10% of more shareholders of the Company are not presently subject to Section 16(a) of the Exchange Act because the Company does not have a class of securities registered under Section 12 of that Act.

Code of ethics. The Company has not adopted a Code of Ethics applicable to all directors, officers and employees, but intends to do so prior to the time that the Bank opens for business.

ITEM 10. Executive Compensation.

General. The Company does not expect its officers or employees to receive any direct remuneration for serving as officers or employees of the Company after the Bank opens for business. However, at this time, the Company has entered into consulting agreements with Mr. Forkner, Mr. Hahn, GRCAC, LLC, and Ms. Stalk providing for the payment of $94,200, $94,200, $82,200 and $76,200 annually, respectively, in connection with their activities in organizing the Company and the Bank. In addition, the consulting agreements provide for deferred compensation of $5,083, $3,834, $4,000 and $3,250 per month to be accrued for the benefit of Mr. Forkner, Mr. Hahn, GRCAC, LLC, and Ms. Stalk, respectively. However, the deferred compensation will be paid only in the event that the Bank opens for business by June 30, 2005, at which time the consulting agreements will terminate unless they are extended by the organizers. Although the Company does not expect its officers to receive any direct remuneration for serving as officers of the Company after the Bank opens for business, certain of these persons will receive compensation for serving as officers of the Bank. The Company may compensate its officers in the future, but have no current plans to do so at this time.

GRCAC, LLC is a California limited liability company organized by Richard Grinyer, an organizer and the proposed Chief Credit Officer of the Bank, for the purpose of providing consulting services to the Company and the Bank in connection with the organization and pre-opening activities of each entity. Richard Grinyer is the managing member of GRCAC, LLC.

Each of the consultants is providing independent advisory and consulting services for the Company in connection with its organizational activities and those of its proposed banking subsidiary, the Bank. These services have included assistance in preparing regulatory applications and obtaining regulatory approvals; directing site development activities, personnel matters and capital raising activities; negotiating contractual arrangements; and performing other tasks necessary or appropriate in connection with the organization of a de novo national bank, at such times and in such a manner as reasonable requested by the Company.

It is expected that prior to commencement of banking operations, the Bank will engage the services of four senior executive officers: a chief executive officer, a president and chief operating officer, a chief credit officer and a chief financial officer. In addition, the Bank expects to engage the services of several additional lending officers. Mr. Forkner is expected to be Chief Executive Officer and has entered into an employment agreement with the Bank (described below) providing, among other things, for an initial annual salary of $160,000 and an annual bonus at the discretion of the board of directors of the Bank. Mr. Hahn is expected to be the Bank’s President and Chief Operating Officer and has entered into an employment agreement providing for a base salary of $135,000. Mr. Grinyer is expected to be the Bank’s Executive Vice President and Chief Credit Officer and has entered into an employment agreement providing for a base salary of $125,000. The Bank also expects that Terry Stalk will be appointed Chief Financial Officer and has entered into an employment agreement providing for a base salary of $110,000. The Bank estimates that compensation payable to its executive officers during its first 12 months of operations will total $530,000. The Bank does not currently intend to enter into employment agreements with any of its employees other than Messrs. Forkner, Hahn, Grinyer and Ms. Stalk; all of the Bank’s other employees will be employees-at-will serving at the pleasure of the board of directors.

Employment agreements.

Colin M. Forkner. The Bank has entered into an employment agreement with Colin M. Forkner regarding his employment as Vice Chairman and Chief Executive Officer. The agreement will commence when the Bank opens for business and continue in effect through December 31, 2007 (with certain exceptions), and will automatically renew thereafter for successive one-year terms unless the Bank provides notice that it will not seek to renew the agreement.

Under the terms of the agreement, Mr. Forkner will receive a base salary of $160,000 per year. Following the first year of the agreement, the base salary will be reviewed by the board of directors of the Bank and may be increased as a result of that review. Mr. Forkner will be eligible to participate in any executive incentive bonus plan and all other benefit programs adopted by the Bank. Mr. Forkner will also receive other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and an automobile allowance. In addition, the Bank will purchase and maintain a split dollar life insurance policy in the amount of $1,000,000, for the benefit of Mr. Forkner.

Mr. Forkner’s employment agreement also provides that the Company will grant him options to acquire shares of common stock at an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant of the options, the exact number of options to be equal to 4% of the number of shares sold in the offering. It is expected that these options will be incentive stock options and would vest ratably over a period of three years beginning on the first anniversary of the date that the Bank opens for business.

In the event of a “change in control,” Mr. Forkner would be entitled to receive a cash lump-sum payment equal to 199% of his “base amount” as defined in section 280G of the Internal Revenue Code and, in general, means the executive’s annualized compensation over the prior five-year period. If Mr. Forkner’s employment is terminated for any reason other than for cause, the Bank will be obligated to pay as severance, an amount equal to his base salary, along with a relocation allowance.

The agreement also generally provides non-competition and non-solicitation provisions that would apply for a period of one year following the termination of Mr. Forkner’s employment. The non-competition provision would be limited in scope to twenty miles from the main office of the Bank.

Michael Hahn. The Bank has entered into an employment agreement with Michael Hahn regarding his employment as President and Chief Operating Officer of the Bank. The agreement will commence when the Bank opens for business and continue in effect through December 31, 2009 (with certain exceptions), and will automatically renew thereafter for successive one-year terms unless the Bank provides notice that it will not seek to renew the agreement.

Under the terms of the agreement, Mr. Hahn will receive a base salary of $135,000 per year. Following the first year of the agreement, the base salary will be reviewed by the board of directors of the Bank and may be increased as a result of that review. Mr. Hahn will be eligible to participate in any executive incentive bonus plan and all other benefit programs adopted by the Bank. Mr. Hahn will also receive other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and an automobile allowance. In addition, the Bank will purchase and maintain a split dollar life insurance policy in the amount of $1,000,000, for the benefit of Mr. Hahn.

Mr. Hahn’s employment agreement also provides that the Company will grant him options to acquire shares of common stock at an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant of the options, the exact number of options to be equal to 4% of the number of shares sold in the offering. It is expected that these options will be incentive stock options and would vest ratably over a period of three years beginning on the first anniversary of the date that the Bank opens for business.

In the event of a “change in control,” Mr. Hahn would be entitled to receive a cash lump-sum payment equal to 199% of his “base amount” as defined in section 280G of the Internal Revenue Code and, in general, means the executive’s annualized compensation over the prior five-year period. If Mr. Hahn’s employment is terminated for any reason other than for cause, the Bank will be obligated to pay as severance, an amount equal to his base salary, along with a relocation allowance.

The agreement also generally provides non-competition and non-solicitation provisions that would apply for a period of one year following the termination of Mr. Hahn’s employment. The non-competition provision would be limited in scope to fifty miles from the main office of the Bank.

Richard Grinyer. The Bank has also entered into an employment agreement with Richard Grinyer regarding his employment as Executive Vice President and Chief Credit Officer of the Bank. The agreement will commence when the Bank opens for business and continue in effect through December 31, 2009 (with certain exceptions), and will automatically renew thereafter for successive one-year terms unless the Bank provides notice that it will not seek to renew the agreement.

Under the terms of the agreement, Mr. Grinyer will receive a base salary of $125,000 per year. Following the first year of the agreement, the base salary will be reviewed by the board of directors of the Bank and may be increased as a result of that review. Mr. Grinyer will be eligible to participate in any executive incentive bonus plan and all other benefit programs adopted by the Bank. Mr. Grinyer will also receive other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and an automobile allowance. In addition, the Bank will purchase and maintain a split dollar life insurance policy in the amount of $1,000,000, for the benefit of Mr. Grinyer.

Mr. Grinyer’s employment agreement also provides that the Company will grant him options to acquire shares of common stock at an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant of the options, the exact number of options to be equal to 4% of the number of shares sold in the offering. It is expected that these options will be incentive stock options and would vest ratably over a period of three years beginning on the first anniversary of the date that the Bank opens for business.

In the event of a “change in control,” Mr. Grinyer would be entitled to receive a cash lump-sum payment equal to 199% of his “base amount” as defined in section 280G of the Internal Revenue Code and, in general, means the executive’s annualized compensation over the prior five-year period. If Mr. Grinyer’s employment is terminated for any reason other than for cause, the Bank will be obligated to pay as severance, an amount equal to his base salary, along with a relocation allowance.

The agreement also generally provides non-competition and non-solicitation provisions that would apply for a period of one year following the termination of Mr. Grinyer’s employment. The non-competition provision would be limited in scope to fifty miles from the main office of the Bank.

Terry A. Stalk. The Bank has entered into an employment agreement with Terry A. Stalk regarding her employment as Executive Vice President and Chief Financial Officer of the Bank. The agreement will commence when the Bank opens for business and continue in effect through December 31, 2009 (with certain exceptions), and will automatically renew thereafter for successive one-year terms unless the Bank provides notice that it will not seek to renew the agreement.

Under the terms of the agreement, Ms. Stalk will receive a base salary of $110,000 per year. Following the first year of the agreement, the base salary will be reviewed by the board of directors of the Bank and may be increased as a result of that review. Ms. Stalk will be eligible to participate in any executive incentive bonus plan and all other benefit programs adopted by the Bank. Ms. Stalk will also receive other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and an automobile allowance. In addition, the Bank will purchase and maintain a split dollar life insurance policy in the amount of $1,000,000, for the benefit of Ms. Stalk.

Ms. Stalk’s employment agreement also provides that the Company will grant her options to acquire shares of common stock at an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant of the options, the exact number of options to be equal to 2.5% of the number of shares sold in the offering. It is expected that these options will be incentive stock options and would vest ratably over a period of three years beginning on the first anniversary of the date that the Bank opens for business.

In the event of a “change in control,” Ms. Stalk would be entitled to receive a cash lump-sum payment equal to 199% of her “base amount” as defined in section 280G of the Internal Revenue Code and, in general, means the executive’s annualized compensation over the prior five-year period. If Ms. Stalk’s employment is terminated for any reason other than for cause, the Bank will be obligated to pay as severance, an amount equal to her base salary, along with a relocation allowance.

The agreement also generally provides non-competition and non-solicitation provisions that would apply for a period of one year following the termination of Ms. Stalk’s employment. The non-competition provision would be limited in scope to fifty miles from the main office of the Bank.

Option grants during fiscal year 2004.

None.

Options exercised in fiscal year 2004.

None.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

As of March 1, 2005, no shares of the common stock of the Company were issued and outstanding, and the Company does not currently have any equity compensation plans.

ITEM 12. Certain Relationships and Related Transactions.

The Company and Bank expect to enter into banking and other business transactions in the ordinary course of business with its directors and officers, including members of their families and corporations, partnerships or other organizations in which they have a controlling interest. If these transactions occur, each transaction will be on the following terms:

•
In the case of banking transactions, each transaction will be on substantially the same terms, including price or interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to the Bank;

•	In the case of business transactions, each transaction will be on terms no less favorable than could be obtained from an unrelated third party; and

•	In the case of all related party transactions, each transaction will be approved by a majority of the directors, including a majority of the directors who do not have an interest in the transaction.

ITEM 13. Exhibits

    (a)    Exhibits

Number	Description
3.1	Articles of incorporation*
3.2	Bylaws*
4.1	Specimen common stock certificate*
4.2	See Exhibits 3.1 and 3.2 for provisions of the articles of incorporation and bylaws defining rights of holders of the common stock
10.1	Form of engagement letter for consulting services by and between Bankmark & Financial Marketing Services and Pacific Coast National Bancorp regarding marketing*
10.2	Form of engagement letter for consulting services by and between Bankmark & Financial Marketing Services and Pacific Coast National Bancorp regarding regulatory application*
10.4	Form of Pacific Coast National Bancorp Organizers’ Warrant Agreement*
10.5	Form of Pacific Coast National Bancorp Shareholders’ Warrant Agreement*
10.6	Pacific Coast National Bancorp, Inc. 2004 Stock Incentive Plan+*
10.7	Form of Employment Agreement by and between Pacific Coast National Bancorp and Michael Hahn+*
10.8	Form of Employment Agreement by and between Pacific Coast National Bancorp and Richard Grinyer+*
10.9	Form of Employment Agreement by and between Pacific Coast National Bancorp and Colin Forkner+*
10.10	Form of Employment Agreement by and between Pacific Coast National Bancorp and Terry Stalk+*
10.11	Consulting Agreement by and between Pacific Coast National Bancorp and Michael Hahn+*

10.12	Consulting Agreement by and between Pacific Coast National Bancorp and GRCAC, LLC+*
10.13	Consulting Agreement by and between Pacific Coast National Bancorp and Colin Forkner+*
10.14	Consulting Agreement by and between Pacific Coast National Bancorp and Terry Stalk+*
10.15	First Amendment to Consulting Agreement by and between Pacific Coast National Bancorp and Michael Hahn+*
10.16	First Amendment to Consulting Agreement by and between Pacific Coast National Bancorp and GRCAC, LLC +*
10.17	First Amendment to Consulting Agreement by and between Pacific Coast National Bancorp and Colin Forkner+*
10.18	First Amendment to Consulting Agreement by and between Pacific Coast National Bancorp and Terry Stalk+*
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-15(e) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-15(e) of the Securities Exchange Act
32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.

    (b)     None

ITEM 14.   Principal Accounting Fees and Services.

The following table shows the amounts paid by the Company to its independent auditors for the last two fiscal years.

	2004	2003

Audit fees	$3,000	-
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$3,000	-

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by the company’s principal accountant for the audit of the company’s annual financial statements and review of financial statements included in the company’s Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by the company’s principal accountant that are reasonably related to the performance of the audit or review of the company’s financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by the company’s principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by the company’s principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC COAST NATIONAL BANCORP, INC.

By:	/s/ Michael Hahn
Michael Hahn
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Hahn	Director	April 15, 2005
Michael Hahn

/s/ Michael Cummings	Director	April 15, 2005
Michael Cummings

/s/ David E. Davies	Director	April 15, 2005
David E. Davies

/s/ Fred A. de Boom	Director	April 15, 2005
Fred A. de Boom

/s/ Colin Forkner	Director	April 15, 2005
Colin Forkner

/s/ Richard Grinyer	Director	April 15, 2005
Richard Grinyer

/s/ Dennis Lindeman	Director	April 15, 2005
Dennis Lindeman

/s/ David Johnson	Director	April 15, 2005
David Johnson

/s/ Donald R. Mealing	Director	April 15, 2005
Donlad R. Mealing

/s/ Denis H. Morgan	Director	April 15, 2005
Denis H. Morgan

/s/ James W. Shute	Director	April 15, 2005
James W. Shute

/s/ Jack Vuona	Director	April 15, 2005
Jack Vuona

/s/ Terry Stalk	Principal Financial Officer	April 15, 2005
Terry Stalk

PACIFIC COAST NATIONAL BANCORP
(IN ORGANIZATION)

FINANCIAL STATEMENTS
WITH
INDEPENDENT AUDITORS’ REPORT

December 31, 2004

25231 Paseo De Alicia, Suite 100 Laguna Hills, CA 92653 Tel: 949.768.0833 Fax: 949.768.8408 www.vtdcpa.com

  FRESNO • LAGUNA HILLS • PALO ALTO • PLEASANTON • RANCHO CUCAMONGA • SAN JOSE

ITEM 1. Vavrinek, Trine, Day & Co., LLP ITEM 2. Vavrinek, Trine, Day & Co., LLP Certified Public Accountants & Consultants	PART II VALUE THE DIFFERENCE PART III VALUE THE DIFFERENCE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Organizers of
Pacific Coast National Bancorp (In Organization)

We have audited the accompanying balance sheet of Pacific Coast National Bancorp (In Organization) as of December 31, 2004, and the related statements of operations, changes in shareholders' deficit, and cash flows for the period from July 2, 2003 (Inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Coast National Bancorp (In Organization) as of December 31, 2004, and the results of its operations and its cash flows for the period from July 2, 2003 (Inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Laguna Hills, California
March 28, 2005

25231 Paseo De Alicia, Suite 100 Laguna Hills, CA 92653 Tel: 949.768.0833 Fax: 949.768.8408 www.vtdcpa.com

  FRESNO • LAGUNA HILLS • PALO ALTO • PLEASANTON • RANCHO CUCAMONGA • SAN JOSE

PACIFIC COAST NATIONAL BANCORP (IN ORGANIZATION)

BALANCE SHEET
December 31, 2004
ASSETS

Cash and Cash Equivalents	$57,270

Furniture, Fixtures, Equipment and Leasehold Improvements	80,360

Rent Deposits	63,112

$200,742

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES
Accounts Payable and Accrued Expenses	$236,623
Note Payable	825,000
Due to Organizers	735,000

TOTAL LIABILITIES	1,796,623

COMMITMENTS	-

SHAREHOLDERS' DEFICIT
Common Stock, $0.01 par value; 10,000,000 shares
Authorized; None Issued and Outstanding	-
Deficit Accumulated During the Organizational Period	(1,595,881)

TOTAL SHAREHOLDERS' DEFICIT	(1,595,881)

$200,742

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST NATIONAL BANCORP (IN ORGANIZATION)

STATEMENT OF OPERATIONS
For the Period from July 2, 2003 (Inception) to December 31, 2004

EXPENSES

Consulting Fees		$551,645
Rent and Other Occupancy Expense		77,133
Legal and Professional		850,131
OCC Application Fee		25,000
Other Expenses		91,972
		1,595,881

NET LOSS	$	(1,595,881)

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST NATIONAL BANCORP (IN ORGANIZATION)

STATEMENT OF SHAREHOLDERS' DEFICIT
For the Period from July 2, 2003 (Inception) to December 31, 2004

Deficit
			Accumulated			Accumulated
	Common Stock		During			Other
	Number of		Organizational			Comprehensive
	Shares	Amount	Period	Total		Income

BALANCE AT JULY 2, 2003	-	$-	$-		$-	$-

Net Loss			(1,595,881)		(1,595,881)

BALANCE AT DECEMBER 31, 2004	-	$-	$ (1,595,881)	$	(1,595,881)	$-

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST NATIONAL BANCORP (IN ORGANIZATION)

STATEMENT OF CASH FLOWS
For the Period from July 2, 2003 (Inception) to December 31, 2004

OPERATING ACTIVITIES

Net Loss	$	(1,595,881)
Increase in Rent Deposits		(63,112)
Increase in Accounts Payable and Accrued Expenses		236,623

CASH USED BY OPERATIONS		(1,422,370)

INVESTING ACTIVITIES

Purchases of Furniture, Equipment, Fixtures and Leaseholds		(80,360)

CASH USED BY INVESTING ACTIVITIES		(80,360)

FINANCING ACTIVITIES

Advances from Organizers		765,000
Repayments to Organizers		(30,000)
Advances from Note Payable		825,000

CASH PROVIDED BY FINANCING ACTIVITIES		1,560,000

NET INCREASE IN CASH AND CASH EQUIVALENTS		57,270

CASH AND CASH EQUIVALENTS AT JULY 2, 2003		-

CASH AND CASH EQUIVALENTS AT DECEMBER 31, 2004		$57,270

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST NATIONAL BANCORP (IN ORGANIZATION)

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organizational Period Operations

Pacific Coast National Bancorp (In Organization) (the "Company") was incorporated on July 2, 2003. Pacific Coast National Bancorp is being organized as the parent company of Pacific Coast National Bank (in organization). As part of its organizational activities, the Company has filed an application with the Federal Reserve to become a bank holding company under the “Bank Holding Company Act of 1956, as amended”. Operations since incorporating consisted of securing a management team, developing a strategic plan, filing applications with the Office of the Comptroller of the Currency (“OCC”) and Federal Deposit Insurance Corporation (“FDIC”), and preparing the necessary forms and documents to raise capital. It is the Company’s intention to sell a minimum of 1,700,000 shares of common stock at $10 per share in order to capitalize its proposed subsidiary, Pacific Coast National Bank (proposed). The Company commenced its initial public offering on November 22, 2004 and as of December 31, 2004 the escrow agent for the Company held $2,724,750.

On June 2, 2004, the Company filed its Application for Authority to organize a national banking association with the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The costs incurred by the Company for the organization of Pacific Coast National Bank (proposed) will be reimbursed, subject to regulatory approval, by Pacific Coast National Bank (proposed) upon opening of the Bank.

Organizational Costs

Organizational costs incurred from the inception of the Company’s organization through the commencement of operations will be charged directly to shareholders’ equity.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks. The Company maintains amounts in banks, which may exceed federally insured limits. The Company has not experienced any losses in such accounts.

PACIFIC COAST NATIONAL BANCORP (IN ORGANIZATION)

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are carried at cost. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred. Leasehold improvements will be amortize using the straight-line method over the estimated useful lives of the improvements or remaining lease term, whichever is shorter.

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements. A valuation allowance is established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods.

Disclosure About Fair Value of Financial Instruments

In December 1996, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities,” an amendment of SFAS No. 107. SFAS No. 126 is effective for fiscal years ending after December 15, 1996. In accordance with SFAS No. 126, the Company is exempt from the disclosure requirements of SFAS No. 107 and has therefore elected not to disclose fair value information for financial instruments.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company plans to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options issued to directors and employees will be measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee or director must pay to acquire the stock. The Company also intends to issue warrants to some of its organizers. Accordingly, compensation cost for warrants and stock options issued to organizers will be measured and the fair value of the options and warrants and will be treated as part of the organizational costs.

PACIFIC COAST NATIONAL BANCORP (IN ORGANIZATION)

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Developments

In November 2003, the Emerging Issues Task Force of the FASB reached consensus on Issue 03-1, “The Meaning of Other-Than -Temporary Impairment and Its Application to Certain Investments.” Issue 03-1 provides guidance in the recognition and measurement of other-than-temporary impairment for debt and equity securities that are within the scope of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are accounted for under the cost method of accounting, or cost method investments. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-then-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. Issue 03-1 also provides guidance on disclosure requirements for other-than-temporary impairments. Those disclosure requirements were effective for fiscal years ending after December 15, 2003.

In December 2004, Financial Accounting Standards Board (“FASB”) revised SFAS 123 and issued it under its new name, “Share-Based Payment”. This statement eliminates the alternative to use Opinion 25’s intrinsic value method of accounting discussed in the previous paragraph. Instead, this Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards. This cost will be recognized over the period during which an employee is required to provide service in exchange for the award, generally the vesting period.

The Company must adopt this Statement in 2006 for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled. In addition, the unvested portion of previously awarded options will also be recognized as expense. The Company is unable to estimate the impact of this Statement on its financial condition and results of operations as the decision to grant option awards is made annually on a case-by-case basis, and, accordingly, the Company cannot estimate the amount of stock awards that will be made in 2006.

ITEM 15.  NOTE B - DUE TO ORGANIZERS

The Company has received advances from its organizers. These amounts will be reimbursed, subject to OCC approval, out of the proceeds from the proposed stock offering and do not accrue interest while outstanding.

PACIFIC COAST NATIONAL BANCORP (IN ORGANIZATION)

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

NOTE C - COMMITMENTS

Lease Commitments

The Company has entered into a ten-year lease for its main office in San Clemente, California and a five-year lease for the facility that will be a banking office in Encinitas, California. The leases are contingent upon the Company obtaining approval to organize as a national banking association. In the event that approval is not received the leases call for a termination payment of approximately $335,000 that is guaranteed by the organizers of the Company. The leases are scheduled to start September 1, 2004 and June 1, 2005. The leases call for annual increases and the Company will also be responsible for it’s pro rata share of common area expenses and property taxes. A director of the Company served as the leasing agent in connection with the lease for its main office in San Clemente. The director is expected to receive a commission from the lessor in the amount of $55,949, when the Bank opens for Business. The Company has entered into a month-to-month lease agreement with an organizer of the Company for temporary office space. The lease calls for monthly payments of $3,000. Rent expense amounted to $67,268 for the period ended December 31, 2004.

ITEM 16.

The approximate future minimum annual payments for these leases are as follows:

2005	$242,182
2006	321,786
2007	330,189
2008	339,832
2009	295,663
Thereafter	893,440
$2,423,092
ITEM 17.

ITEM 18.   Management Agreements

The Company has entered into employment agreements with certain executive officers which state that in the event the Company terminates employment without cause, and or upon a change in control of the Company, the Company may be liable for salaries ranging from 100% to 199% of a base amount as defined in the agreement. The agreements will commence when the Bank opens for business and will automatically renew for one-term after the initial period. The agreements also state that the executive officers will be eligible to participate in any executive incentive bonus plan and all other benefit programs adopted by the Bank.

PACIFIC COAST NATIONAL BANCORP (IN ORGANIZATION)

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

NOTE C - COMMITMENTS - Continued

Bankmark Consulting Agreement

The Company has engaged Bankmark & Financial Marketing Services to assist the Company during the organizational process, including providing the Company with guidance with respect to capitalization strategy, public relations, event planning, director/senior management training, proposed shareholder database, management and marketing consulting. The agreement will expire 150 calendar days from the date of the final prospectus. The agreement calls for a total of $450,000 and $35,000 for each 30 day extension. As of December 31, 2004 the company had paid $404,700 towards the consulting agreement in accordance with the terms of the agreement. In addition, the agreement calls for certain expenses incurred in connection with the Bankmark Agreement, such as payment for the use of computer network systems, part-time support staff, printing costs, event costs, and graphic program development to be paid by the Company.

NOTE D - NOTE PAYABLE

The Company has a $1.4 million line of credit from The Independent BankersBank (TIB). The line is unsecured and is being guaranteed by the organizers on a pro rata basis. The line of credit bears interest at prime rate as set forth in the Wall Street Journal, plus 50 basis points. Principal and interest is due April 30, 2005. As of December 31, 2004 the Company had advanced $825,000 on this line.

ITEM 19.   NOTE E - INCOME TAXES

No tax benefit related to the loss incurred during the organizational process was recognized, as realization of the benefit is dependent upon future income.

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The loss incurred during the period ended December 31, 2004 will be capitalized as startup and organizational expenses for tax purposes and amortized over fifteen years once operations begin. As of December 31, 2004 the amount of deferred taxes related to organizational and startup expenses was approximately $654,000. The Company has also recorded a valuation allowance of $654,000 as of December 31, 2004.

NOTE F - RELATED PARTY TRANSACTIONS

The Company has entered into business transactions with a director and an organizer. A director, who is actively engaged in the business of real estate investment and consulting, has served as the Company’s leasing agent in connection with the lease on the proposed San Clemente location. The director is expected to receive a commission from the lessor in the amount of $55,949. The Company has entered into a month-to-month lease agreement with an organizer for temporary offices during the organizational period. The lease arrangement provides for payments of $1,750 per month starting April 1, 2004 and $3,000 per month starting September 1, 2004. Total rent expense per the month-to-month lease for the period ended December 31, 2004 was $21,000.

PACIFIC COAST NATIONAL BANCORP
(IN ORGANIZATION)

FINANCIAL STATEMENTS
WITH
INDEPENDENT AUDITORS’ REPORT

December 31, 2004