Form 10-Q
period 2005-03-31
Pacific Coast National Bancorp
filed 2005-05-13
CIK 1302502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-118859

PACIFIC COAST NATIONAL BANCORP
(Exact name of registrant as specified in its charter)

California	61-1453556
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

905 Calle Amanecer, Suite 100, San Clemente, California 92673
(Address of Principal Executive Office)

949-361-4300
(Registrant's telephone number, including area code)

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

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 3, 2005. No shares of common stock have been issued.

FORM 10-Q
PACIFIC COAST NATIONAL BANCORP

PART I - FINANCIAL STATEMENTS

ITEM 1.   FINANCIAL STATEMENTS.

PACIFIC COAST NATIONAL BANCORP
BALANCE SHEETS

ASSETS
	March 31	December 31
	2005	2004
	(Unaudited)
Current Assets:
Cash and cash equivalents	$29,837	$57,270
Prepaid expenses	--	--
Total Current Assets	29,837	57,270

Property and Equipment, net	520,638	80,360
Rent Deposits	63,112	63,112
	$613,587	$200,742

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$410,133	$236,623
Notes payable	1,500,000	825,000
Due to organizers	735,000	735,000
Total Current Liabilities	2,645,133	1,796,623

Stockholders’ Deficit:
Common stock, par value $.01 per share; authorized 10,000,000 shares; none issued and outstanding	--	--
Deficit accumulated during the organizational period	(2,031,546)	(1,595,881)
Total Stockholders’ Deficit	(2,031,546)	(1,595,881)
	$613,587	$200,742

See accompanying condensed notes to financial statements.

PACIFIC COAST NATIONAL BANCORP
STATEMENTS OF OPERATIONS

	Deficit
	Accumulated
	For The Period
	From July 2, 2003	Three Months
	(Inception) to March 31, 2005	Ended March 31, 2005
	(Unaudited)	(Unaudited)

Expenses:
Consulting Fees	$686,221	$135,201

Rent and Other Occupancy Expense	107,973	30,840

Legal and Professional	1,076,728	219,973

Application Fee	25,000	--

Other Expenses	135,624	49,651
Total Expenses	2,031,546	435,665
NET LOSS	($2,031,546)	($435,665)

See accompanying condensed notes to financial statements.

PACIFIC COAST NATIONAL BANCORP
STATEMENTS OF CASH FLOWS

	Period From
	July 2, 3003 (Inception) to	Three Months Ended March 31, 2005
	March 31, 2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($2,031,546)	($435,665)

Adjustments to reconcile net loss to net cash used in operating activities:
Increase in Rent Deposits	(63,112)	--
Increase in Accounts Payable and Accrued Expenses	410,133	173,510
Net cash used by operating activities	(1,684,525)	(262,155)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(520,638)	(440,278)
Net cash used by investing activities	(520,638)	(440,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,500,000	675,000
Advances from organizers	735,000	--
Net cash provided by financing activities	2,235,000	675,000
Increase (Decrease) in cash and cash equivalents	29,837	(27,433)
Cash and cash equivalents, beginning of period	--	57,270
Cash and cash equivalents, end of period	$29,837	$29,837

See accompanying condensed notes to financial statements

PACIFIC COAST NATIONAL BANCORP
CONDENSED NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of Pacific Coast National Bancorp (the “Company”) as of March 31, 2005, and the results of its operations for the three months ended March 31, 2005, and for the period from July 2, 2003 (inception) to March 31, 2005 and its cash flows for the three months ended March 31, 2005, and for the period from July 2, 2003 (inception) to March 31, 2005.

Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2004 on Form 10-KSB published on April 15, 2005. The results of operations for the quarter and three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

2.	RELATED PARTY TRANSACTIONS

The Company has entered into business transactions with a director and an organizer. A director, who is actively engaged in the business of real estate investment and consulting, has served as the Company’s leasing agent in connection with the lease on the proposed San Clemente location. The director is expected to receive a commission from the lessor in the approximated amount of $55,949. The Company entered into a month-to-month lease agreement with an organizer for temporary offices during the organizational period. The lease arrangement provides for payments of $1,750 per month starting April 1, 2004, increasing to $3,000 per month starting September 1, 2004. The lease terminated on March 15, 2005. The total payments since inception and for the three months ending March 31, 2005 are $25,500 and $4,500 respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis presents our financial condition and results of operations for the three months ended March 31, 2005. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-QSB.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “ may,” “should,” “could,” “predict,” “potential,” “ believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, and the Company’s Prospectus contained in its Registration Statement on Form SB-2, which was declared effective on November 10, 2004, including the following:

•	the Company and Bank must receive regulatory approvals before they may open for business;

•	the Bank must satisfy certain conditions following regulatory approval before it may open for business;

•	any delay in beginning banking operations will result in additional losses;

•	the Company has no operating history upon which to base an estimate of its future financial performance;

•	the Company expects to incur losses during its initial years of operations;

•	failure of the Company or the Bank to implement its business strategies may adversely affect its financial performance;

•	the Company’s profitability will be affected by the ability of Bank management to measure and limit credit risk associated with the Bank’s loan portfolio;

•	the Bank’s emphasis on commercial business and commercial real estate lending may result in greater credit risk;

•	departures of key personnel or directors may impair the Bank’s operations;

•	the Bank will face intense competition from a variety of competitors;

•	the Bank’s legal lending limits may impair its ability to attract borrowers;

•	an economic downturn, especially one affecting the Bank’s primary service areas, may have an adverse effect on its financial performance;

•	monetary policy and other economic factors could adversely affect the Bank’s profitability;

•	the Bank could be negatively affected by changes in interest rates;

•	the determination of the offering price was arbitrary, and you may be unable to resell your shares at or above the offering price;

•	the Company’s ability to pay dividends is limited;

•	the Company and Bank are subject to extensive regulatory oversight, which could restrain growth and profitability; and

•	the Company may not be able to raise additional capital on terms favorable to it.

These factors and the risk factors referred to in the Company’s Annual Report on Form 10-KSB and its Prospectus, dated November 22, 2004, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and the Company does not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on the business of the Company or the Bank or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

BACKGROUND

Pacific Coast National Bancorp is a California corporation that was incorporated on July 2, 2003 to organize and serve as the holding company for Pacific Coast National Bank, a national bank in organization (the “Bank”). The Bank will be a full-service commercial bank headquartered in San Clemente, California, with a full-service banking office in Encinitas, California. The Bank will initially serve San Clemente, Encinitas and its neighboring communities with a broad range of commercial and consumer banking services to small and medium-sized businesses, professionals and individuals who it believes will be particularly responsive to the style of service which the Bank intends to provide. It is assumed that local ownership and control will allow the Bank to serve customers more efficiently and effectively and will aid in the Bank’s growth and success. The Bank intends to compete on the basis of providing a unique and personalized banking experience combined with a full range of services, customized and tailored to fit the needs of the client.

On June 2, 2004, an application was filed with the Office of the Comptroller of the Currency (Comptroller) to organize a new national bank in San Clemente, California and with the Federal Deposit Insurance Corporation (FDIC) for federal deposit insurance. Preliminary approval was received from both regulatory agencies to organize a new national bank. Final approval has been received and the Bank anticipates opening on or before May 18, 2005.

The Company commenced their initial public offering on November 22, 2004 to raise the capital required to capitalize its proposed wholly-owned banking subsidiary. The Company expects to use at least $14.5 million of the proceeds of its initial public offering to capitalize the Bank if it sells 1,700,000 shares and at least $16.5 million to capitalize the Bank if is sells 1,900,000 shares. As of March 31, 2005, the Company held in escrow $22.3 million.

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

The Company’s financial statements and related notes, which are included here, provide additional information relating to the following discussion of its financial condition. In addition, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company for the year ended December 31, 2004. The Company was incorporated to serve as a holding company for the Bank. From the date of inception, the main activities have been:

•	Seeking, interviewing and selecting our organizers, directors and officers;

•	Preparing the business plan;

•	Applying for a national bank charter;

•	Applying for FDIC deposit insurance;

•	Preparing an application to become a bank holding company; and

•	Raising equity capital through a public offering.

From the date of incorporation, July 2, 2003 through March 31, 2005, the Company’s operations have been funded, and will continue to be funded, from advances made to the Company by the organizers and from draws under a line of credit extended by TIB - The Independent BankersBank. These advances will be repaid from the proceeds of the offering unless the Company is unable to sell at least 1,700,000 shares of common stock, in which case the organizers will bear the risk of loss with respect to the direct cash advances and may be pursued by TIB with respect to any funds advanced under the per-opening line of credit.

Bankmark & Financial Marketing Services was engaged to assist the Company during the organizational process, including providing guidance with respect to the capitalization strategy, public relations, event planning, director/senior management training, proposed shareholder database management and marketing consulting. Bankmark is also providing computer network systems for use during the organizational process as well as part-time support staff. The agreement with Bankmark expired 150 calendar days from the date of the final prospectus, and the Company did not extend the agreement. In consideration for the consulting services provided under the Bankmark agreement, the Company will pay Bankmark a total of $450,000. Under the agreement, the Company is also responsible for certain expenses incurred in connection with the Bankmark agreement, such as payment for the use of computer network systems and part-time support staff, printing costs, event costs and graphic program development. These expenses are expected to run, in the aggregate, approximately $250,000.

Bankmark was also engaged to assist the Company in the preparation of the regulatory applications, including preparing an economic assessment of the market area, working with the management team to develop a business plan and proforma financial information for the applications, meeting with the organizers and proposed directors to discuss their respective roles and assisting them in completing their portions of the application, preparing materials for the pre-filing meetings with the regulatory agencies and preparing the complete Interagency Charter and Federal Deposit Insurance Application that was filed with the regulatory agencies. Following the filing of the applications, Bankmark has assisted the Company in providing responses to matters related to the applications raised by, and requests for additional information made by, the regulatory agencies. Under the agreement with Bankmark, a consulting fee of $85,000 has been paid for these services. The services provided in connection with the regulatory applications, and the fees associated with these services, are in addition to the consulting services described in the preceding paragraph. Together with the consulting services provided in connection with the marketing and capital acquisition campaign described above, the Company expects to pay Bankmark a total of $595,000.

PLAN OF OPERATION

The Company intends to open for business from two locations. The main office will be located at 905 Calle Amanecer, Suite 100, San Clemente, California 92673, occupying 7,285 square feet of the main lobby-accessed ground floor of a 45,000 square foot, freestanding, three-story office building. In addition, the Company will have the right of first refusal on the remaining 2,845 square feet on the ground floor. The Company will also have outside signage that is clearly visible from the east and north sides of the building. The Company will also operate from a branch location to be located at the intersection of North El Camino Real and Garden View in Encinitas, California, which is approximately 37 miles south of the main office. The branch office will occupy 4,284 square feet in a commercial building in a developed commercial center. Lease agreements have been entered into with respect to each of the proposed banking locations. At this time, the Company does not intend to own any of the properties from which banking operations will be conducted. The Company expects to use approximately $650,000 of the proceeds of the offering to purchase furniture, fixtures and equipment and make leasehold improvements at the two locations. Management believes that these facilities will be adequate to meet the Company’s initial needs. The Company expects to hire up to 20 full-time equivalent employees to staff the banking offices and does not expect that Pacific Coast National Bancorp will have any employees who are not also employees of the Bank.

The Bank will use the remainder of its capital, net of pre-opening costs, for customer loans, investments and other general banking purposes. Management believes that the minimum initial offering proceeds will enable the Bank to maintain a leverage capital ratio, which is a measure of core capital to average total assets, in excess of 8% for the first three years of operations as required by the FDIC. Accordingly, there is no anticipation of raising additional capital during the 12-month period following the offering. However, no assurance can be given that the Company will not need to raise additional capital within the next three years or over the next 12-month period.

The Bank will focus on community involvement and personal service while providing customers with financial sophistication and products traditionally offered by larger banks. Lending services will include consumer loans and commercial loans to small to medium-sized businesses and professional concerns. The Bank will offer a broad array of deposit services including demand deposits, regular savings accounts, money market accounts, certificates of deposit and individual retirement accounts. For the convenience of its customers, the Bank will also offer credit and debit cards, automatic transfers, travelers’ checks, domestic and foreign wire transfers, cashier’s checks and personalized checks. These services are expected to be provided through a variety of delivery systems including full-service banking offices, night depositories, automated teller machines, private banking, telephone banking and Internet banking (within the first 12-15 months).

RESULTS OF OPERATIONS

Three months ended March 31, 2005

Expenses for the three months ended March 31, 2005 were $435,664.

Legal and professional fees amounted to $219,973. Of this amount, $67,900 was paid in salary and benefits costs to personnel supporting the capital campaign and/or establishing written policies and procedures for the Bank, $47,000 was paid for costs related to the stock sale presentations, $37,500 was paid in legal fees, $32,700 was paid to Bankmark in conjunction with the capital raising, $20,400 was paid in marketing expenses, with the remainder paid for accounting services, systems design, and expenses related to organizational costs.

Consulting fees in the amount of $135,201 were paid as part of consulting agreements with Michael Hahn, Colin Forkner, Terry Stalk, and GRCAC, LLC, each of whom is actively involved in directing the organizational and pre-opening activities of the Bank. Messrs. Hahn and Forkner, and Ms. Stalk, are each organizers or executive officers of the Company and the Bank, and GRCAC, LLC, is owned and operated by Richard Grinyer, who is an organizer and executive officer of the Company and the Bank. The amounts paid to Messrs. Hahn and Forkner, and Ms. Stalk, were $23,551, $23,550, and $19,050 respectively. GRCAC, LLC received payments of $20,550. In addition, the consulting agreements provided for deferred compensation of $11,500, $15,200, and $9,800 respectively for Messrs. Hahn and Forkner, and Ms. Stalk, and $12,000 for GRCAC, LLC.

Occupancy expense amounted to $30,840. Rent expense for the three month period for the Encinitas office was paid in the amount of $22,200. $4,500 was paid in rent for the organizational office. Utility expense and telephone expense accounted for the remaining expenses.

Other expense of $49,651 was made up of $17,981 in accrued interest owed on the line of credit, $7,800 in medical insurance costs for the staff, $14,800 in office supplies and postage, $7,000 in training and training-related travel costs, with the remainder in dues, subscriptions, recruiting costs, and auto mileage reimbursement costs.

LIQUIDITY AND CAPITAL RESOURCES

Since November 22, 2004, the Company has offered for sale its common stock for the purpose of providing the initial capitalization of the Company and the Bank. The Company initially offered a minimum of 1,700,000 shares and a maximum of 1,900,000 shares of common stock at a price of $10.00 per share, for an aggregate minimum price of $17,000,000 and an aggregate maximum price of $19,000,000. As of May 11, 2005, the Company filed a post-effective amendment to its Registration Statement to increase the maximum offering size to $22.8 million. As of April 30, 2005, the Company had received subscriptions in excess of $24 million. The Company is in the process of considering the subscriptions tendered in connection with the offering and intends to accept subscriptions equal to the maximum offering amount.

During the organizational stage, the primary sources of liquidity to meet current obligations have been direct cash advances from the organizers and draws under a line of credit extended to the Company by TIB, which is being guaranteed by the organizers. In addition, specific vendors have agreed to delay payment of certain invoices pending the opening of the Bank. As of March 31, 2005, the Company had borrowing capacity of approximately $200,000 remaining under the pre-opening line of credit. Management believes that the liquidity sources will be adequate to meet the obligations that have been incurred, or are expected to be incurred, prior to the time that the Bank opens for business.

Other than the offering, management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company’s liquidity increasing or decreasing in any material way in the foreseeable future.

Cash used in operating activities during the three months ended March 31, 2005, was $262,155. Operating activities consisted primarily of professional, legal, and consulting fees in raising capital, hiring staff, and selecting systems for the Bank.

Cash used by investing activities during the three months ended March 31, 2005 was $440,278. Investing activities consisted of purchases of computers and software, furniture and equipment, signage, and tenant improvements on the two banking offices.

Advances on the line of credit amounted to $675,000.

ITEM 3.  CONTROLS AND PROCEDURES.

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

PART II - OTHER INFORMATION

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits:

10.1	Office Building Lease, between Olen Commercial Realty Corp. and Pacific Coast National Bancorp, dated July 15, 2004

10.2	Office Lease, between Garden View Professional Center, LLC and Western Pacific Bancorp, Inc., dated December 6, 2003

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None.

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC COAST NATIONAL BANCORP

May 13, 2005	By:	/s/ Colin M. Forkner

Colin M. Forkner Chief Executive Officer

May 13, 2005	By:	/s/ Terry A. Stalk

Terry A. Stalk Chief Financial Officer (Chief Accounting Officer)