Form 10QSB
period 2005-06-30
Pacific Coast National Bancorp
filed 2005-08-22
CIK 1302502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Commission File Number: 333-118859

PACIFIC COAST NATIONAL BANCORP
(Exact name of registrant as specified in its charter)

California	61-1453556
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

905 Calle Amanecer, Suite 100, San Clemente, California 92673
(Address of principal executive offices, including zip code)

(949) 361- 4300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock as of August 15, 2005, was 2,280,000 shares.

PACIFIC COAST NATIONAL BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2005
(Dollars in Thousands)

ASSETS
Cash and Due from Banks	$1,223
Federal Funds Sold	18,070
TOTAL CASH AND CASH EQUIVALENTS	19,293
Federal Reserve and Federal Home Loan Bank Stock, at Cost	585

Loans, Net	771

Premises and Equipment, Net	1,115
Accrued Interest and Other Assets	110
TOTAL ASSETS	$21,874

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest-Bearing Demand	$94
Money Market and NOW	758
Savings	20
Time Deposits Under $100,000	187
Time Deposits $100,000 and Over	600
TOTAL DEPOSITS	1,659

Accrued Interest and Other Liabilities	2
TOTAL LIABILITIES	1,661
Shareholders' Equity:
Common Stock, $0.01 par value; authorized 10,000,000 shares issued and outstanding 2,280,000 shares	23
Surplus	23,272
Accumulated Deficit	(3,082)
TOTAL SHAREHOLDERS' EQUITY	20,213
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,874

See accompanying notes to unaudited consolidated financial statements.

PACIFIC COAST NATIONAL BANCORP
STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands, except per share amounts)

	3 months ending	6 months ending
	June 30, 2005	June 30, 2005
INTEREST INCOME
Interest and Fees on Loans	9	9
Interest on Investment Securities	80	80
Other Interest Income	--	--
TOTAL INTEREST INCOME	89	89

INTEREST ON DEPOSITS	3	3
NET INTEREST INCOME	86	86
PROVISION FOR LOAN LOSSES	5	5
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	81	81

NONINTEREST EXPENSE
Salaries and Employee Benefits	165	165
Occupancy	26	26
Furniture and Equipment	22	22
Data Processing	50	50
Promotional	30	30
Legal and Accounting	11	11
Other Expenses	46	46
Pre-Opening Expenses	781	1,217
TOTAL NONINTEREST EXPENSE	1,131	1,567

NET (LOSS)	(1,050)	(1,486)

LOSS PER SHARE - BASIC AND DILUTED	$(0.46)	$(0.65)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	2,280,000	2,280,000

See accompanying notes to unaudited consolidated financial statements.

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

Six Months Ended
June 30, 2005
OPERATING ACTIVITIES
Net Loss	$ (1,486)
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	5
Noncash expense for organizer warrants	495
Other Items - Net	(281)
NET CASH (USED) BY OPERATING ACTIVITIES	(1,267)

INVESTING ACTIVITIES
Purchases of Investment Securities	(585)
Net Change in Loans	(776)
Purchase of Premises and Equipment	(1,035)

NET CASH (USED) BY INVESTING ACTIVITIES	(2,396)

FINANCING ACTIVITIES
Net Change in Deposits	1,659
Payments on Notes Payable and Due To Organizers	(1,560)
Proceeds from Sale of Common Stock	22,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,899

INCREASE IN CASH AND CASH EQUIVALENTS	19,236

Cash and Cash Equivalents at Beginning of Period	57
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,293

Non-cash financing activities during the six months ended June 30, 2005:

During the six months ended June 30, 2005, the Company issued Director warrants valued at $495,000 and recorded compensation expense for $495,000, the fair value of the warrants at the date of issue.

See accompanying notes to unaudited consolidated financial statements

PACIFIC COAST NATIONAL BANCORP
CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated financial statements include the amounts of Pacific Coast National Bancorp (the “Company”) and its wholly-owned subsidiary, Pacific Coast National Bank (the “Bank”). All significant inter-company accounts have been eliminated on consolidation. The Bank opened for business on May 16, 2005. Prior to May 16, 2005, the Company was a “Development-Stage Company” as defined by Statement on Financial Standards 7. The cumulative loss from operations through the Company’s development period (July 2, 2003 to May 16, 2005) was $2.2 million.

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

The consolidated interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results of a full year’s operations. For further information, refer to the financial statements and footnotes included in the Company’s annual report on form 10-KSB for the year ended December 31, 2004.

Note 2 - Loss Per Share

Loss per common share is based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period would be included in diluted earnings (loss) per share; however, the effect of potential shares would be antidilutive during all periods presented.

Note 3 - Stock-Based Compensation

The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and has adopted Statement of Financial Accounting Standards 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), that amends certain aspects of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). APB 24 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock options granted. SFAS 123 and 148 require pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants. They also require disclosure of option status on a more prominent and frequent basis. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees and board members. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. The new standard requires the expensing of all share-based compensation, including options, using the fair value-based method. The effective date of this standard for the Company will be January 1, 2006. Management is currently assessing the impact that this new standard will have on the Company’s financial statements.

The Company has not presented any pro forma information related to employee option grants since its stock option plan is subject to shareholder approval.

As part of the Company’s initial stock offering, the Company’s outside Directors were awarded a total of 64,000 warrants in recognition of the expertise imparted, time expended and the substantial financial risks undertaken by the Directors.

The fair value of each warrant grant was estimated at the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing valuation model was developed for use in estimating the fair value of traded options and warrants that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options and warrants.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested director awards:

Six Months Ended June 30, 2005

Net loss, as reported	$(1,486)
Deduct: fair value based Director warrants	(211)
Pro forma net loss	$(1,697)

Loss per share:
As reported	$(0.65)
Pro forma	$(0.74)

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the three months and six months ended June 30, 2005. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-QSB.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,”“should,”“could,”“predict,”“potential,”“believe,”“will likely result,”“expect,”“will continue,”“anticipate,”“seek,”“estimate,”“intend,”“plan,”“projection,”“would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-KSB for the year ended December 31, 2004, including the following:

•	we have limited operating history upon which to base an estimate of our future financial performance;

•
we have incurred substantial start-up expenses associated with our organization and our recent public offering and expect to sustain losses or achieve minimal profitability during our initial years of operations;

•
if we are unable to implement our business plan and strategies, we will be hampered in our ability to develop business and serve or customers, which, in turn, could have an adverse effect on our financial performance;

•	if we fail to retain our key employees, growth and profitability could be adversely affected;

•	we face substantial competition in our primary market area;

•	the Bank’s current legally mandated lending limits are lower than those of our competitors, which may impair our ability to attract borrowers;

•	an economic downturn, especially one affecting our primary service area, may have an adverse effect on our financial performance;

•
changes in governmental economic and monetary policies, the Internal Revenue Code and banking and credit regulations, as well as other factors, will affect the demand for loans and the ability of the Bank to attract deposits;

•
changes in the general level of interest rates and other economic factors can affect the Bank’s interest income by affecting the spread between interest-earning assets and interest-bearing liabilities;

•	we have no current intentions of paying cash dividends;

•	we are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete;

•	we may not be able to raise additional capital on terms favorable to us; and

•	our directors and executive officers beneficially own a significant portion of our outstanding common stock.

These factors and the risk factors referred to in our Annual Report on Form 10-KSB for the year ended December 31, 2004 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Executive Overview

Introduction

Pacific Coast National Bancorp is a bank holding company headquartered in San Clemente, California, offering a broad array of banking services through our wholly owned banking subsidiary, Pacific Coast National Bank. The Bank’s principal markets include the coastal regions of Southern Orange County and Northern San Diego County. As of June 30, 2005, the Company had, on a consolidated basis, total assets of $21.9 million, net loans of $771 thousand, total deposits of $1.7 million, and shareholders’ equity of $20.2 million. The Bank currently operates through a main office located at 905 Calle Amanecer, San Clemente, California and a branch office at 499 North El Camino Real, Encinitas, California.

The Company was incorporated under the laws of the State of California on July 2, 2003, to organize and serve as the holding company for the Bank. In 2005, an initial public offering of our common stock was completed, issuing 2,280,000 shares at a price of $10.00 per share. The net proceeds received from the offering were approximately $20.5 million. The Bank opened for business on May 16, 2005.

The following discussion focuses on the Company’s financial condition and results of operations for the three months and six months ended June 30, 2005. The Company’s principal operations for the three months and the six months ended June 30, 2005 consisted of the operations of Pacific Coast National Bank which opened for business May 16, 2005.

Because the bank opened on May 16, 2005, the results of operations for the six months ended June 30, 2005 were virtually the same as the results of operations for the three months ended June 30, 2005, with the exception of the pre-opening expenses for the three months ended March 31, 2005 which totaled $436 thousand.

Results of Operations for the Three Months and the Six Months Ended June 30, 2005

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income, principally from loan, lease and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Net interest income is our principal source of earnings. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

Net interest income was $86 thousand in the second quarter of 2005. Our net interest margin was 3.6%.

Total interest income was $89 thousand for the second quarter of 2005. Average net loans were $1.0 million and average investments, primarily overnight investments with other banks, were $18.4 million.

Total interest expense was $3 thousand in the second quarter of 2005, paid on average deposits of $1.6 million for the same period.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the quarter ended June 30, 2005.

ASSETS	Average Balance	Income / Expense	Average Rate / Yield
Interest-earning assets:
Net loans and leases	$1,026,500	$9,172	7.25%
Securities of U.S. government agencies
Other investment securities	585,000	4,290	5.95%
Securities purchased under agreements to resell and federal funds sold	17,776,800	75,296	3.44%
Total interest-earning assets	19,388,300	88,758	3.71%
Total noninterest-earning assets	2,485,600
TOTAL ASSETS	$21,873,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Money market deposits	619,600	825	1.08%
NOW deposits	69,900	39	0.45%
Savings deposits	13,200	11	0.68%
Time certificates of deposit in denominations of $100,000 or more	403,300	1,014	2.04%
Other time deposits	167,600	542	2.62%
Other borrowings	--	--
Total interest-bearing liabilities	1,273,600	2,430	1.55%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	335,500
Other liabilities	100
Total noninterest-bearing liabilities	335,600
SHAREHOLDERS’ EQUITY	20,264,700
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,873,900
Net interest income		86,328
Net interest spread			2.17%
Net interest margin			3.61%

Changes in volume and changes in interest rates affect our interest income and interest expense. The effect of these changes is typically displayed in a volume, mix and rate analysis table which compares the changes in income and expense over periods. Since the Company has a limited operating history, data to analyze these changes is not currently available.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

In the second quarter of 2005, our provision for loan and lease losses was $4,505. The provision amount is directly related to loan volumes. Because the Bank recently opened, there were no charge-offs or non-performing loans during the second quarter of 2005.

Noninterest Income

The non-interest income for the quarter ended June 30, 2005 was negligible. In general, deposit accounts incur service charges one month in arrears. Due to the low volume of accounts and the brief amount of time any of the accounts had been opened, virtually no service charges were collected.

Noninterest Expense

Our total noninterest expense was $1.131 million in the second quarter of 2005. This expense is not representative of future expense, as the Bank was open for approximately half of the quarter. While it is anticipated that the overall volume of noninterest expense will continue to increase as the Bank grows, management is committed to controlling costs and expects to moderate these increases relative to revenue growth.

Salaries and employee benefits totaled $165,000 for the second quarter of 2005. The Bank employed 15 full-time equivalent employees as of June 30, 2005. The volume of assets per employee as of the end of the second quarter of 2005 was $1,485,000.

Occupancy and equipment expenses totaled $48,000 for the second quarter of 2005, attributable primarily to lease expense and the start-up costs associated with opening two locations simultaneously including the installation of a security system.

Data processing expense was $50,000 for the second quarter of 2005, attributable primarily to the cost associated with the establishment of the computer network, and computer supplies.

Promotional expenses were $30,000 for the second quarter of 2005. This included expenses for advertising in the bank’s two primary markets, direct mail campaigns to local businesses, and sponsorship of key community events to coincide with the bank’s opening.

Professional fees of $11,000 for the second quarter of 2005 were primarily attributable to legal expenses related to the opening of the Bank, and compliance services fees.

Other expenses of $46,000 for the second quarter of 2005 included holding company administrative expenses were $11,000 of 2005. This is attributable primarily to fees associated with public reporting and other expenses generally associated with publicly traded companies. Other expenses within this category included costs for office supplies, workers compensation insurance, and director training.

Pre-opening expenses of $781 thousand include the fair value calculation of $495 thousand for non-director organizers’ warrants, using the Black-Scholes model.

Pre-opening expenses for the six month period ended June 30, 2005 were $1.217 million.

Income Taxes

No federal or state tax expense has been recorded for the quarter ended June 30, 2005, based upon net operating losses.

Financial Condition

Total assets as of June 30, 2005 were $21.9 million, primarily the result of the initial public offering, which resulted in net capital after organizing expenses of $20.5 million.

As of June 30, 2005, shareholders’ equity was $20.2 million, as a result of the initial public offering which closed on April 30, 2005, partially offset by the losses from current operations.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At June 30, 2005, the Bank had $18.1 million in federal funds sold. Federal funds sold allow the Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio will primarily serve as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-liability Committee.

At June 30, 2005, the Bank’s securities consisted solely of Federal Reserve Bank Stock, having an amortized cost of $585,000 an estimate fair value of $585,000, and a weighted average yield of 5.95%.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

As of June 30, 2005, net loans were $771 thousand. Net loans as a percentage of total assets was 3.7% as of June 30, 2005.

The commercial loan portfolio will be comprised of lines of credit for working capital and term loans to finance equipment and other business assets. The lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and can be supported by accounts receivable, inventory, equipment and other assets of the client’s businesses. At June 30, 2005, commercial loans totaled $771 thousand, 100% of our total funded loans.

The consumer loan portfolio will consist of personal lines of credit and loans to acquire personal assets such as automobiles and boats. The lines of credit generally have terms of one year and the term loans generally have terms of three to five years. The lines of credit typically have floating rates. At June 30, 2005, there were no consumer loans in the loan portfolio.

The real estate loan portfolio will be comprised of construction loans and short-term mortgage loans. Construction loans consist primarily of single-family residential properties, have a term of less than one year and have floating rates and commitment fees. Construction loans are typically made to builders that have an established record of successful project completion and loan repayment. Short-term mortgage loans typically are secured by commercial properties occupied by the borrower, have terms of three to seven years with both fixed and floating rates. At June 30, 2005, there were no real estate loans in the loan portfolio.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2005, such an analysis would not be meaningful due to the small dollar amount of total loans. As new loans are generated and the Bank continues to grow, the presence of concentrations in the loan portfolio will be monitored.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

Loan terms vary according to loan type. The following table shows the maturity distribution of loans and leases as of June 30, 2005:

	As of June 30, 2005
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
	(In thousands)
Real estate — construction	$0	$0	$0	$0	$0	$0
Real estate — secured	0	0	0	0	0	0
Commercial and industrial	750	26	0	0	0	776
Consumer	0	0	0	0	0	0
Leases	0	0	0	0	0	0
Other loans	0	0	0	0	0	0
Total	$750	$26	$0	$0	$0	$776

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of June 30, 2005, there were no nonperforming assets.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. An internally classified loan list is maintained that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. The Bank had no loans classified in these categories at June 30, 2005.

Allowance for Loan Losses

Implicit in the Bank’s lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with the loan portfolio, additions are made to the allowance for loan losses in the form of direct charges against income to ensure that the allowance is available to absorb possible loan losses. The factors that influence the amount include, among others, the remaining collateral and/or financial condition of the borrowers, historical loan loss, changes in the size and composition of the loan portfolio, and general economic conditions.

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Until management has adequate historical data upon which to base the estimate of the allowance for loan losses,  information regarding the ability of the borrower to repay the loan, current economic conditions and  other pertinent factors will be considered. Thus, the allowance was $4,505, or 0.58% of outstanding principal as of June 30, 2005.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the board of directors. The Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the second quarter of 2005, there were no charge-offs.

Nonearning Assets

Premises, leasehold improvements and equipment totaled $1.15 million at June 30, 2005. There are no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, there are no significant changes anticipated in the total occupancy expense.

Deposits

Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits as of June 30, 2005:

	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$335	21%	0%
Money market deposits	620	39%	1.08%
NOW deposits	70	4%	0.45%
Savings deposits	13	1%	0.68%
Time certificates of deposit in denominations of $100,000 or more	403	25%	2.04%
Other time deposits	168	10%	2.62%
Total deposits	$1,609	100%	1.22%

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of June 30, 2005:

	Time Deposits of $100,00 or more	Other Time Deposits	Total Time Deposits
	(Dollars in thousands)

Three months or less	$--	2	$2
Over three months through six months	300	40	$340
Over six months through 12 months	300	137	$437
Over 12 months	--	8	$8
Total	$600	$187	$787

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the periods indicated:

At June 30, 2005

Return of assets	-10.30%
Return on equity	-10.65%
Dividend payout ratio	0%
Equity to assets ratio	96.7%

Off-Balance Sheet Arrangements

Neither the Company nor the Bank has any material off-balance sheet arrangements.

Borrowings

The Company has access to a variety of borrowing sources including federal funds purchased.

Loan Commitments

At June 30, 2005, the Company had outstanding loan origination commitments and unused commercial and retail lines of credit of $250 thousand and no standby letters of credit. Management believes the Bank has sufficient funds available to meet current origination and other lending commitments.

Capital Resources and Capital Adequacy Requirements

The risk-based capital regulations established and administered by the banking regulatory agencies discussed previously are applicable to the Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

As of June 30, 2005, the Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Problems
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005
Total Capital (to risk-weighted assets)	$19,233,000	309.56%	497,000	>8%	$621,300	>10%
Tier 1 capital (to risk-weighted assets)	19,233,000	309.56%	248,500	>4%	372,800	>6%
Tier 1 capital (to average assets)	19,233,000	91.80%	838,000	>4%	1,047,600	>5%

Liquidity Management

The stock offering closed April 30, 2005 with 2,280,000 shares sold representing $22.8 million in gross total capital raised. Of this sum $19.5 million was injected into the Bank. Pre-opening costs totaled $1.6 million and consisted of professional fees of $264,000, consulting fees of $742,000, marketing costs of $103,000, occupancy costs of $133,000, and other operating costs of $404,000. In addition, both capital and pre-opening expenses were increased by $495,000 representing the present value of the stock warrants issued to non-director organizers. These warrants were granted in recognition of the expertise imparted, time expended and the substantial financial risks undertaken by the organizers. Also, the Company funded certain expenses and the purchase of certain capital assets totaling $536,000 that were reimbursed and purchased by the Bank in June 2005. At June 30, 2005, the Company (excluding the Bank) had approximately $980,000 in remaining cash proceeds. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval that will not be granted until the accumulated deficit has been eliminated.

The Bank’s liquidity is monitored by its staff, the Investment/Asset-Liability Committee and the Board of Directors, who will review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

The Bank’s primary sources of funds will be retail and commercial deposits, loan and securities repayments, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank will maintain investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. However, it is management’s intention to maintain a conservative loan to deposit ratio in the range of 80% over time. Given this goal, the Bank will not aggressively pursue lending opportunities if sufficient funding sources (i.e., deposits, Fed Funds, etc.) are not available, nor will the Bank seek to attract transient volatile, non-local deposits with above market interest rates. As of June 30, 2005, the loan to deposit ratio was 47%.

The Bank had cash and cash equivalents of $18.3 million, or 88% of total Bank assets, at June 30, 2005. Management feels that with the capital injection from the proceeds of the offering, the Bank should have more than adequate liquidity to meet anticipated future funding needs.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At June 30, 2005, the Bank was considered “well capitalized” by regulatory standards.

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting the bank. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of the bank’s business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on the net interest income or the market value of the bank’s financial instruments. The ongoing monitoring and management of this risk is an important component of the asset and liability management process, which is governed by policies established by the Company’s Board of Directors and carried out by the Bank’s Investment/Asset-liability Committee. The Investment/Asset-liability Committee’s objectives are to manage the exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income.

The primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities. Net interest income is computed by the model assuming market rates remaining unchanged and comparing those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At June 30, 2005, no such analysis was performed as the results would not yet have been meaningful. In the future, rising and declining interest rate simulations in 100 basis point increments over a 12-month period will be performed. The impact of imbedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings will be considered. Changes in net interest income in the rising and declining rate scenarios will then measured against the net interest income in the rates unchanged scenario. The Investment/Asset-liability Committee will utilize the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

The following table sets forth, on a stand-alone basis, the Bank’s amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2005, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While it is believed that such assumptions are reasonable, there can be no assurance that assumed repricing rates will approximate actual future deposit activity.

	As of June 30, 2005
	Volumes Subject to Repricing Within
	0-1 Days	2-90 Days	91-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
	(Dollars in Thousand
Assets:
Short-term investments and federal funds sold	$18,070	$--	$--	$--	$--	$1,223	$19,293
Investment securities	--	--	--	--	585	--	585
Loans	750	--	--	--	26	--	776
Fixed and other assets	--	--	--	--	--	1,220	1,220
Total Assets	$18,070	$--	$--	$--	$--	$2,443	$21,874

Liabilities and Stockholders’ Equity:
Interest-bearing checking, savings and money market accounts	$778	$--	$--	$--	$--	$94	$872
Certificates of deposit	--	2	777	8	--	--	787
Borrowed funds	--	--	--	--	--	--	--
Other liabilities	--	--	--	--	--	2	2
Stockholders’ equity	--	--	--	--	--	20,213	20,213
Total liabilities and stockholders’ equity	$778	$2	$777	$8	$--	$20,309	$21,874
Period Gap	$17,292	$(2)	$(777)	$(8)	$--
Cumulative gap	$17,292	$17,290	$16,513	$16,505	$16,505
Period gap to total assets	79.1%	0.0%	-3.6%	0.0%	0.0%
Cumulative gap to total assets	79.1%	79.0%	75.5%	75.5%	75.5%
Cumulative interest-earnings assets to cumulative interest-bearing liabilities	2322.6%	2316.7%	1160.6%	1154.6%	1154.6%

Certain shortcomings are inherent in the method of analysis presented in the gap table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. More importantly, changes in interest rates, prepayments and early withdrawal levels may deviate significantly from those assumed in the calculations in the table. As a result of these shortcomings, the Bank will focus more on earnings at risk simulation modeling than on gap analysis. The earnings at risk simulation modeling is considered by management to be more informative in forecasting future income at risk.

ITEM 3.  Controls and Procedures

With the participation of management, the Company’s chief executive officer and the chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms

There have been no significant changes in the Company’s internal controls for financial reporting or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action. In connection with the new rules, the Company is currently in the process of further reviewing and documenting its disclosure controls and procedures, including its internal accounting controls, and may from time to time make changes aimed at enhancing their effectiveness ands ensuring that the Company’s systems evolve with its business.

PART II -  OTHER INFORMATION

ITEM 1.  Legal Proceedings

There are no material pending legal proceedings to which the Company or the Bank is a party or to which any of our properties are subject; nor are there material proceedings known to the Company, in which any director, officer or affiliate or any principal shareholder is a party or has an interest adverse to the Company or the Bank.

ITEM 2.  Changes in Securities and Use of Proceeds

On November 10, 2004, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form SB-2 (File No. 333-118859) related to the initial public offering of the Company’s common stock, $0.01 par value. In addition, on May 11, 2005, a Form SB-2 MEF was filed under Rule 462 registering additional shares of common stock and warrants to purchase common stock under the public offering. A total of 3,448,800 shares of common stock were registered, of which 690,000 shares are issuable under registered common stock warrants (warrants to purchase an aggregate of 456,000 shares of common stock at an exercise price of $12.50 per share issued to the initial shareholders of the Company in connection with the offering, and warrants to purchase an aggregate of 234,000 shares of common stock at an exercise price of $10.00 per share issued to the organizers of the Company). On April 30, 2005, the initial public offering was completed having sold 2,280,000 shares at $10.00 per share, for an aggregate of $22.8 million.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC COAST NATIONAL BANCORP

Date: August 22, 2005	By:	/s/ Colin M. Forkner

Colin M. Forkner Chief Executive Officer

Date: August 22, 2005	By:	/s/ Terry Stalk

Terry Stalk Chief Financial Officer