Form 10QSB
period 2005-09-30
Pacific Coast National Bancorp
filed 2005-11-10
CIK 1302502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock as of November 7, 2005, was 2,280,000 shares.

PACIFIC COAST NATIONAL BANCORP

INDEX

i

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2005
(Dollars in Thousands)

ASSETS
Cash and Due from Banks	$2,067
Federal Funds Sold	13,225
TOTAL CASH AND CASH EQUIVALENTS	15,292
Investment Securities Held To Maturity	5,998
Federal Reserve and Federal Home Loan Bank Stock, at Cost	585

Loans, Net	4,908

Premises and Equipment, Net	1,176
Accrued Interest and Other Assets	141

TOTAL ASSETS	$28,100

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Noninterest-Bearing Demand	$2,691
Money Market and NOW	3,911
Savings	41
Time Deposits Under $100,000	942
Time Deposits $100,000 and Over	1,033
TOTAL DEPOSITS	8,618

Accrued Interest and Other Liabilities	41
TOTAL LIABILITIES	8,659
Shareholders' Equity:
Common Stock, $0.01 par value; authorized 10,000,000 shares	23
issued and outstanding 2,280,000 shares
Surplus	23,272
Accumulated Deficit	(3,854)
TOTAL SHAREHOLDERS' EQUITY	19,441

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$28,100

See accompanying condensed notes to unaudited consolidated financial statements.

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in Thousands, except per share amounts)

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
INTEREST INCOME
Interest and Fees on Loans	$54	$63
Interest on Investment Securities	188	268
Other Interest Income	5	5
TOTAL INTEREST INCOME	247	336

INTEREST ON DEPOSITS	29	32
NET INTEREST INCOME	218	304
PROVISION FOR LOAN LOSSES	38	43
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	180	261

NONINTEREST INCOME
Service Charges and Fees	1	1
Other Income	2	2
	3	3
NONINTEREST EXPENSE
Salaries and Employee Benefits	442	607
Occupancy	150	176
Furniture and Equipment	45	67
Data Processing	93	143
Promotional	81	111
Legal and Accounting	7	18
Other Expenses	137	183
Pre-Opening Expenses	-	1,217
	955	2,522
NET LOSS	(772)	(2,258)

LOSS PER SHARE - BASIC AND DILUTED	$(0.34)	$(0.99)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	2,280,000	2,280,000

See accompanying condensed notes to unaudited consolidated financial statements.

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

Nine Months Ended
September 30, 2005
OPERATING ACTIVITIES
Net Loss	$(2,258)
Adjustments to Reconcile Net Loss to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	51
Provision for Loan Losses	43
Noncash compensation expense for organizer warrants	495
Other Items - Net	(273)

NET CASH (USED) BY OPERATING ACTIVITIES	(1,942)

INVESTING ACTIVITIES

Purchases of Federal Reserve Bank Stock	(585)
Purchases of Investment Securities	(5,998)
Net Change in Loans	(4,951)
Purchase of Premises and Equipment	(1,147)

NET CASH (USED) BY INVESTING ACTIVITIES	(12,681)

FINANCING ACTIVITIES
Net Change in Deposits	8,618
Payments on Notes Payable and Due To Organizers	(1,560)
Proceeds from Sale of Common Stock	22,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,858

INCREASE IN CASH AND CASH EQUIVALENTS	15,235

Cash and Cash Equivalents at Beginning of Period	57

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,292

See accompanying condensed notes to unaudited consolidated financial statements

PACIFIC COAST NATIONAL BANCORP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated financial statements include the amounts of Pacific Coast National Bancorp (the “Company”) and its wholly-owned subsidiary, Pacific Coast National Bank (the “Bank”). All significant inter-company accounts have been eliminated on consolidation. The Bank opened for business on May 16, 2005. Prior to May 16, 2005, the Company was a “Development-Stage Company” as defined by Statement on Financial Standards 7. The cumulative loss from operations through the Company’s development period (July 2, 2003 to May 16, 2005) was $2.3 million.

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

The consolidated interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results of a full year’s operations. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.

Note 2 - Loss Per Share

Loss per common share is based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period would be included in diluted loss per share; however, the effect of potential shares would be antidilutive during all periods presented.

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

As part of the Company’s initial stock offering, the Company’s outside Directors were awarded a total of 64,000 warrants in recognition of the expertise imparted, time expended and the substantial financial risks undertaken by the Directors. Since these warrants were not subject to shareholder approval, pro forma disclosure is presented below.

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

The following table illustrates the effect on net loss and earnings per share if the fair value based method had been applied to all outstanding and unvested director warrants:

Nine Months Ended
September 30, 2005
Net loss, as reported	$(2,258)
Deduct: fair value based Director warrants	(211)

Pro forma net loss, on a fair value basis	$(2,469)

Loss per share:
As reported	$(0.99)

Pro forma	$(1.08)

The Company has not presented any additional pro forma information related to employee option grants since its stock option plan is subject to shareholder approval.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition as of September 30, 2005 and results of operations for the three months and nine months ended September 30, 2005. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-QSB.

Statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled “Risk Factors,” in our Annual Report on Form 10-KSB for the year ended December 31, 2004, including the following:

●	we have limited operating history upon which to base an estimate of our future financial performance;
●
we have incurred substantial start-up expenses associated with our organization and our recent public offering and expect to sustain losses or achieve minimal profitability during our initial years of operations;

●
if we are unable to implement our business plan and strategies, we will be hampered in our ability to develop business and serve or customers, which, in turn, could have an adverse effect on our financial performance;

●	if we fail to retain our key employees, growth and profitability could be adversely affected;
●	we face substantial competition in our primary market area;
●	the Bank’s current legally mandated lending limits are lower than those of our competitors, which may impair our ability to attract borrowers;
●	an economic downturn, especially one affecting our primary service area, may have an adverse effect on our financial performance;
●
changes in governmental economic and monetary policies, the Internal Revenue Code and banking and credit regulations, as well as other factors, will affect the demand for loans and the ability of the Bank to attract deposits;

●
changes in the general level of interest rates and other economic factors can affect the Bank’s interest income by affecting the spread between interest-earning assets and interest-bearing liabilities;

●	we have no current intentions of paying cash dividends;
●	we are subject to significant government regulation and legislation that increases the cost of doing business and inhibits our ability to compete;
●	we may not be able to raise additional capital on terms favorable to us.

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

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. In preparing its consolidated financial statements, the Company is required to make judgments and estimates that may have a significant impact upon its financial results. Certain accounting policies require the Company to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and are considered critical accounting policies. The estimates and assumptions used are based on the historical experiences and other factors, which are believed to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods. For example, the Company’s determination of the adequacy of its allowance for loan losses is particularly susceptible to management’s judgment and estimates. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses is determined based on management’s assessment of several factors: reviews and evaluation of individual loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences and the levels of classified and nonperforming loans.

Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

Deferred Tax Assets

Management estimates the need for a valuation allowance on deferred tax assets by comparing the total recorded to the amount available for carry back and the amount that will be utilized by estimated future earnings.

Executive Overview

Introduction

Pacific Coast National Bancorp is a bank holding company headquartered in San Clemente, California, offering a broad array of banking services through our wholly owned banking subsidiary, Pacific Coast National Bank. The Bank’s principal markets include the coastal regions of Southern Orange County and Northern San Diego County. As of September 30, 2005, the Company had, on a consolidated basis, total assets of $28.1 million, net loans of $4.9 million, total deposits of $8.6 million, and shareholders’ equity of $19.4 million. The Bank currently operates through a main office located at 905 Calle Amanecer, San Clemente, California and a branch office at 499 North El Camino Real, Encinitas, California.

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

The following discussion focuses on the Company’s financial condition as of September 30, 2005 and results of operations for the three months and nine months ended September 30, 2005. The Company’s principal operations for the three months and the nine months ended September 30, 2005 consisted of the operations of Pacific Coast National Bank which opened for business May 16, 2005. The three months ended September 30, 2005, was the first full quarter of operations for the bank. Therefore, operations during that period increased substantially due to growth in deposits and loans.

Results of Operations for the Three Months Ended September 30, 2005

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

Net interest income was $218 thousand in the third quarter of 2005. Our net interest margin was 3.6%.

Total interest income was $247 thousand for the third quarter of 2005. Average net loans were $2.5 million and average investments, primarily overnight investments with other banks, were $21.5 million.

Total interest expense was $29 thousand in the third quarter of 2005, paid on average interest-bearing deposits of $5.1 million for the same period.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and our net interest margin for the quarter ended September 30, 2005.

	Three Months Ended September 30, 2005
ASSETS:	Average Balance	Income / Expense	Average Rate or Yield
	(Dollars in thousands)
Interest-earning assets:
Net loans and leases	$2,493	$54	8.59%
Securities of U.S. government agencies	2,760	29	4.22%
Other investment securities	1,107	14	4.87%
Securities purchased under agreements to resell and federal funds sold	17,640	150	3.37%
Total interest-earning assets	23,999	247	4.08%
Total noninterest-earning assets	2,436
TOTAL ASSETS	26,436

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	3,041	16	2.10%
NOW deposits	660	1	0.60%
Savings deposits	29	0	0.91%
Time certificates of deposit in denominations of $100,000 or more	885	7	3.30%
Other time deposits	505	5	3.58%
Total interest-bearing liabilities	5,119	29	2.27%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	1,449
Other liabilities	22
Total noninterest-bearing liabilities	1,471
SHAREHOLDERS’ EQUITY	19,846
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	26,436
Net interest income		218
Net interest spread			1.81%
Net interest margin			3.60%

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

In the third quarter of 2005, our provision for loan and lease losses was $38 thousand. The provision amount is directly related to loan volumes. Because the Bank recently opened, there were no charge-offs or non-performing loans during the third quarter of 2005.

Noninterest Income

The non-interest income for the quarter ended September 30, 2005 was $3 thousand. Due to the low volume of accounts and the brief amount of time any of the accounts had been opened, minimal service charges were collected.

Noninterest Expense

Our total noninterest expense was $955 thousand in the third quarter of 2005. While it is anticipated that the overall volume of noninterest expense will continue to increase as the Bank grows, management is committed to controlling costs and expects to moderate these increases relative to revenue growth.

Salaries and employee benefits totaled $442 thousand for the third quarter of 2005. The Bank employed 21 full-time equivalent employees as of September 30, 2005. The volume of assets per employee as of the end of the third quarter of 2005 was $1,338,000.

Occupancy and equipment expenses totaled $195 thousand for the third quarter of 2005, attributable primarily to lease costs and depreciation expense associated with the two banking locations.

Data processing expense was $93 thousand for the third quarter of 2005, attributable primarily to the costs associated with the core processing system and network maintenance and security.

Promotional expenses were $81 thousand for the third quarter of 2005. This included expenses for advertising in the bank’s two primary markets, direct mail campaigns to local businesses, and sponsorship of key community events.

Professional fees of $7 thousand for the third quarter of 2005 were primarily attributable to operational audit expenses and compliance services fees.

Other expenses of $137 thousand for the third quarter of 2005 included office supplies ($47 thousand); director training and other holding company expenses ($11 thousand); auto and mileage expense ($10 thousand); regulatory assessments ($9 thousand); armored car and courier expense ($7 thousand); allowance for credit losses on off-balance sheet credit exposures ($5 thousand); check printing costs ($3 thousand); workers compensation insurance ($3 thousand); recruiting expenses ($8 thousand); and loan-related expenses ($6 thousand) .

Pre-opening expenses for the nine month period ended September 30, 2005 were $1.217 million.

Income Taxes

No federal or state tax expense or benefit has been recorded for the quarter ended September 30, 2005, based upon net operating losses. The Company will begin to recognize income tax benefit at the time it becomes profitable.

Financial Condition as of September 30, 2005

Total assets as of September 30, 2005 were $28.1 million, consisting primarily of cash and investments of $21.9 million and net loans of $4.9 million.

As of September 30, 2005, total deposits were $8.6 million, and shareholders’ equity was $19.4 million.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At September 30, 2005, the Bank had $13.2 million in federal funds sold. Federal funds sold allow the Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. At September 30, 2005, the Company had an interest-bearing deposit of $750 thousand with The Independent BankersBank, with a term of 90 days and a rate of 3.60%.

Investment Securities

Our investment portfolio will primarily serve as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. We manage our investment portfolio according to a written investment policy established by our Board of Directors and implemented by our Investment/Asset-liability Committee.

At September 30, 2005, the Bank’s investment securities consisted $6.0 million in U.S. government-sponsored agencies, with an estimated fair value of $6.0 million and a weighted average yield of 4.2%, and $585 thousand in Federal Reserve Bank Stock, having a book value of $585 thousand, an estimate fair value of $585 thousand, and a weighted average yield of 6.0%.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

As of September 30, 2005, net loans were $4.9 million. Net loans as a percentage of total assets were 17.5% as of September 30, 2005. Gross loans as of September 30, 2005, were $5.0 million; unearned fees were $21 thousand; reserves for loan and lease losses were $43 thousand.

The commercial loan portfolio will be comprised of lines of credit for working capital and term loans to finance equipment and other business assets. The lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and can be supported by accounts receivable, inventory, equipment and other assets of the client’s businesses. At September 30, 2005, commercial loans totaled $1.2 million, 24.3% of total funded loans.

The consumer loan portfolio will consist of personal lines of credit and loans to acquire personal assets such as automobiles and boats. The lines of credit generally have terms of one year and the term loans generally have terms of three to five years. The lines of credit typically have floating rates. At September 30, 2005, consumer loans totaled $13 thousand, 0.3% of total funded loans.

The real estate loan portfolio will be comprised of construction loans and short-term mortgage loans. Construction loans consist primarily of single-family residential properties, have a term of less than one year and have floating rates and commitment fees. Construction loans are typically made to builders that have an established record of successful project completion and loan repayment. Short-term mortgage loans typically are secured by commercial properties occupied by the borrower, have terms of three to seven years with both fixed and floating rates. At September 30, 2005, real estate-secured loans totaled $3.7 million, 75.4% of total funded loans.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Bank has established select concentrations percentages within the loan portfolio. It also includes families of credit considered of either higher risk or worthy of further review as part of its concentration reporting. While the framework has been set in place to evaluate the Bank’s potential risk in its portfolio, the overall concentration results are not meaningful at this time as limited activity presently exists.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal. Loan terms vary according to loan type. The following table shows the maturity distribution of loans and leases as of September 30, 2005:

	As of September 30, 2005
	(Dollars in thousands)
	One Year	Over 1 Year
	or Less	through 5 Years		Over 5 Years		Total
		Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Real estate — construction	$-	$-	$-	$-	$-	$-
Real estate — secured	1,088	-	2,662	-	-	3,750
Commercial and industrial	546	663	-	-	-	1,209
Consumer	-	13	-	-	-	13
Total	$1,634	$676	$2,662	$-	$-	$4,972

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of September 30, 2005, there were no nonperforming assets.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. An internally classified loan list is maintained that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. The Bank had no loans classified in these categories at September 30, 2005.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Until management has adequate historical data upon which to base the estimate of the allowance for loan losses, a balance of approximately 1.0% of the outstanding principal will be used unless additional information regarding the ability of the borrower to repay the loan, current economic conditions or other pertinent factors indicate a different allowance is needed. Thus, the allowance was $43.5 thousand, or 0.88% of outstanding principal as of September 30, 2005.

In addition, a separate allowance for credit losses on off-balance sheet credit exposures is maintained for the undisbursed portion of approved loans. Although the loss exposure to the Bank is reduced because the funds have not been released to the borrower, under certain circumstances the Bank may be required to continue to disburse funds on a troubled credit. As of September 30, 2005, this allowance was $5.0 thousand.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the board of directors. The Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the third quarter of 2005, there were no charge-offs.

Nonearning Assets

Premises, leasehold improvements and equipment totaled $1.12 million at September 30, 2005, net of accumulated depreciation of $62.7 thousand. There are no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, there are no significant changes anticipated in the total occupancy expense.

Deposits

Deposits are our primary source of funds. The following table sets forth, for the periods indicated, the distribution of our average deposit account balances and average cost of funds on each category of deposits as of September 30, 2005:

	Three Months Ended September 30, 2005

	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$1,449	22%	0%
Money market deposits	3,041	46%	2.10%
NOW deposits	660	10%	0.60%
Savings deposits	29	0%	0.91%
Time certificates of deposit in denominations of $100,000 or more	885	13%	3.30%
Brokered certificates of deposits	-	0%	3.58%
Other time deposits	505	8%
Total deposits	$6,568	100%	1.77%

The following table sets forth the amount and maturities of the time deposits of $100,000 or more as of September 30, 2005:

	At September 30, 2005
	Time Deposits of $100,00 or more	Other Time Deposits	Total Time Deposits
	(Dollars in thousands)
Three months or less	$301	43	$343
Over three months through six months	-	10	10
Over six months through 12 months	732	882	1,614
Over 12 months	-	8	8
Total	$1,033	$942	$1,975

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the periods indicated:

At September 30, 2005
Return of assets	-9.96%
Return on equity	-14.40%
Dividend payout ratio	0%
Equity to assets ratio	69.2%

Off-Balance Sheet Arrangements and Loan Commitments

Neither the Company nor the Bank had any material off-balance sheet arrangements.

At September 30, 2005, the Company had outstanding loan origination commitments and unused commercial and retail lines of credit of $1.4 million and no standby letters of credit. Management believes the Bank has sufficient funds available to meet current origination and other lending commitments. Certificates of deposit that are scheduled to mature within one year totaled $1.6 million at September 30, 2005.

Borrowings

The Company has access to a variety of borrowing sources including federal funds purchased. As of September 30, 2005, there were no borrowings outstanding.

Capital Resources and Capital Adequacy Requirements

The risk-based capital regulations established and administered by the banking regulatory agencies discussed previously are applicable to the Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

As of September 30, 2005, the Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Problems
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2005
Total Capital (to risk-weighted assets)	$18,504	159.49%	$929	>8%	$1,161	>10%
Tier 1 capital (to risk-weighted assets)	$18,456	159.08%	$465	>4%	$697	>6%
Tier 1 capital (to average assets)	$18,456	71.73%	$1,032	>4%	$1,289	>5%

Liquidity Management

The stock offering closed April 30, 2005 with 2,280,000 shares sold representing $22.8 million in gross total capital raised. Of this sum $19.5 million was injected into the Bank. Pre-opening costs totaled $1.6 million in 2004 and $722 thousand in 2005 for a total of $2.3 million, consisting of legal and professional fees of $1.05 million, consulting fees of $742 thousand, marketing costs of $103 thousand, occupancy costs of $133 thousand, and other operating costs of $404 thousand. In addition, both capital and pre-opening expenses were increased by $495,000 representing the fair value of the stock warrants issued to non-director organizers. These warrants were granted in recognition of the expertise imparted, time expended and the substantial financial risks undertaken by the organizers. Also, the Company funded certain expenses and the purchase of certain capital assets totaling $536,000 that were reimbursed and purchased by the Bank in June 2005. At September 30, 2005, the Company (excluding the Bank) had approximately $980,000 in remaining cash proceeds. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval that will not be granted until the accumulated deficit has been eliminated.

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

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. However, it is management’s intention to maintain a conservative loan to deposit ratio in the range of 80% over time. Given this goal, the Bank will not aggressively pursue lending opportunities if sufficient funding sources (i.e., deposits, Fed Funds, etc.) are not available, nor will the Bank seek to attract transient volatile, non-local deposits with above market interest rates. As of September 30, 2005, the loan to deposit ratio was 57%.

The Bank had cash and cash equivalents of $15.3 million, or 54% of total Bank assets, at September 30, 2005. Management feels that with the capital injection from the proceeds of the offering, the Bank should have more than adequate liquidity to meet anticipated future funding needs.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At September 30, 2005, the Bank was considered “well capitalized” by regulatory standards.

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

The primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities. Net interest income is computed by the model assuming market rates remaining unchanged and comparing those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At September 30, 2005, no such analysis was performed as the results would not yet have been meaningful. In the future, rising and declining interest rate simulations in 100 basis point increments over a 12-month period will be performed. The impact of imbedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings will be considered. Changes in net interest income in the rising and declining rate scenarios will then measured against the net interest income in the rates unchanged scenario. The Investment/Asset-liability Committee will utilize the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

The following table sets forth, on a stand-alone basis, the Bank’s amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2005, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While it is believed that such assumptions are reasonable, there can be no assurance that assumed repricing rates will approximate actual future deposit activity.

	As of September 30, 2005
	Volumes Subject to Repricing Within
	0-1 Days	2-90 Days	91-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
	(Dollars in thousands)
Assets:
Short-term investments and federal funds sold	$13,225	$750	$-	$-	$-	$1,317	$15,292
Investment securities	-	-	3,998	2,000	585	-	6,583
Loans	-	1,640	-	-	3,332	-	4,972
Fixed and other assets	-	-	-	-	-	1,253	1,253
Total Assets	$13,225	$2,390	$3,998	$2,000	$3,917	$2,570	$28,100

Liabilities and Stockholders’ Equity:
Interest-bearing checking, savings and money market accounts	$3,952	$-	$-	$-	$-	$2,691	$6,643
Certificates of deposit	-	343	1,624	8	-	-	1,975
Borrowed funds	-	-	-	-	-	-	-
Other liabilities	-	-	-	-	-	41	41
Stockholders’ equity	-	-	-	-	-	19,441	19,441
Total liabilities and stockholders’ equity	$3,952	$343	$1,624	$8	$-	$22,173	$28,100
Period Gap	$9,273	$2,047	$2,374	$1,992	$3,917
Cumulative gap	$9,273	$11,320	$13,694	$15,686	$19,603
Period gap to total assets	33.0%	7.3%	8.4%	7.1%	13.9%
Cumulative gap to total assets	33.0%	40.3%	48.7%	55.8%	69.8%

Cumulative interest-earnings assets to cumulative interest-bearing liabilities	334.6%	363.6%	331.4%	364.7%	430.7%

Certain shortcomings are inherent in the method of analysis presented in the gap table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. More importantly, changes in interest rates, prepayments and early withdrawal levels may deviate significantly from those assumed in the calculations in the table. As a result of these shortcomings, the Bank will focus more on earnings at risk simulation modeling than on gap analysis. Even though the gap analysis reflects a ratio of cumulative gap to total assets within acceptable limits, the earnings at risk simulation modeling is considered by management to be more informative in forecasting future income at risk.

ITEM 3. Controls and Procedures

With the participation of management, the Company’s chief executive officer and the chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PACIFIC COAST NATIONAL BANCORP

Date: November 9, 2005	By:	/s/ Colin M. Forkner
Colin M. Forkner
Chief Executive Officer

Date: November 9, 2005	By:	/s/ Terry Stalk
Terry Stalk
Chief Financial Officer