Form 10KSB
period 2005-12-31
Pacific Coast National Bancorp
filed 2006-03-24
CIK 1302502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

Registrant’s revenues for the fiscal year ended December 31, 2005, were $809,436.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of March 10, 2005: $31,920,000.

The number of shares of common stock, par value $0.01 share, of the Registrant outstanding as of March 1, 2006, was 2,280,000.

PACIFIC COAST NATIONAL BANCORP

ANNUAL REPORT ON FORM 10-KSB

i

PART I

Cautionary Statement Regarding Forward-Looking Information

This report contains certain statements that are forward-looking within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, the forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and other similar expressions or future or conditional verbs. Readers of this annual report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made, and Pacific Coast National Bancorp (“Company”) undertakes no obligation to update any forward-looking statement.

These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, financial condition, results of operations, future performance and business, including management’s expectations and estimates with respect to revenues, expenses, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company and Pacific Coast National Bank (“Bank”). The following factors, among others, could cause the Company’s results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

●	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

●	the failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses;

●
changes in various monetary and fiscal policies and regulations, including those determined by the Board of Governors of the Federal Reserve System (FRB), the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC);

●
changes in general economic conditions and economic conditions in the geographic regions and industries in which the Bank operates which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense;

●	adverse changes in the local real estate market, which is where most of the Bank’s loans are concentrated, the substantial majority of which have real estate as collateral;

●	changes in the availability of funds resulting in increased costs or reduced liquidity;

●
geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts which could impact business and economic in the United States and abroad;

●
changes in market rates and prices which may adversely impact the value of financial products including securities, loans, deposits, debt and derivative financial instruments and other similar financial instruments;

●	changes in the interest rate environment, which may reduce interest margins and impact funding sources;

●	increased asset levels and changes in the composition of assets and the resulting impact on the capital levels and regulatory capital ratios of the Company or the Bank;

●
competition with other banks, thrifts, credit unions and other nonbank financial institutions and the willingness of users to substitute competitors’ products and services for the products and services offered by the Bank;

●	the ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products;

●	the ability to grow the Bank’s core businesses;

●	decisions to change or adopt new business strategies;

●	changes in tax laws, rules and regulations as well as Internal Revenue Service (IRS) and other governmental agencies’ interpretations thereof;

●	technological changes;

●	changes in consumer spending and savings habits; and

●	management’s ability to manage these and other risks.

In addition, new factors emerge from time to time, and it is not possible for the Company or Bank to predict which will arise. In addition, management cannot assess the impact of each factor on the Bank’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 1. Business

Overview

Pacific Coast National Bancorp - The Company, headquartered in San Clemente, California, was organized as a California corporation on July 2, 2003 to serve as a bank holding company for Pacific Coast National Bank. The Company became a bank holding company on May 16, 2005, following its initial public offering, upon the acquisition of all of the issued and outstanding shares of stock of the Bank. The Company raised a total of $22.8 million in its initial public offering and used $19.5 million of the proceeds of the offering to capitalize the Bank.

The Company chose a holding company structure because it believed it would provide flexibility in accommodating the Company’s and Bank’s business objectives. For example, with a holding company structure, the Company may assist the Bank in maintaining its required capital ratios by borrowing money and contributing the proceeds of that debt to the Bank as primary capital. Additionally, under provisions of the Gramm-Leach-Bliley Act, if the Company elected to be a financial holding company, it could engage in activities that are financial in nature or incidental or complementary to a financial activity, including merchant banking activities, in which the Bank would be prohibited from engaging. Although the Company does not presently intend to engage in these financial activities, it would be able to do so without notice to or a filing with the Federal Reserve if it believes that there is a need for these services in its market area, that it can be successful in these activities, and that these activities would be profitable.

At this time, the Company engages in no material business operations other than owning and managing the Bank.

Pacific Coast National Bank - On May 16, 2005, the Bank began banking operations as a federally-chartered national bank, having received all necessary regulatory approvals. The FDIC insures the Bank’s deposit accounts up to the $100,000 maximum amount currently allowable under federal law. The Bank is subject to examination and regulation by the OCC and the FDIC. The Bank is further subject to regulations by the Federal Reserve Board concerning reserves to be maintained against deposits and certain other matters and is a member of the Federal Reserve Bank.

The Bank is headquartered in San Clemente, California, and currently operates full service retail banking offices in San Clemente and Encinitas, California. The Bank offers a broad range of commercial and consumer banking services to small- to medium-sized businesses, independent single-family residential and commercial contractors and consumers. Lending services include consumer loans and commercial loans to small- to medium-sized businesses and professional concerns. The Bank offers a broad array of deposit services including demand deposits, regular savings accounts, money market accounts, certificates of deposit and individual retirement accounts. For the convenience of its customers, the Bank also offers credit and debit cards, automatic transfers, travelers’ checks, domestic and foreign wire transfers, cashier’s checks and personalized checks. These services are provided through a variety of delivery systems including automated teller machines, private banking, telephone banking and Internet banking. The Bank concentrates on providing superior customer service as it continues to enhance the products and services offered to its customers. The Bank’s website is www.pacificcoastnationalbank.com.

Philosophy and strategy

Pacific Coast National Bank operates as a full-service community bank, offering sophisticated financial products while emphasizing prompt, personalized customer service. The Bank believes that this philosophy, encompassing the service aspects of community banking, distinguishes the Bank from its competitors.

To carry out its philosophy, the Bank’s business strategy involves the following:

•	Capitalizing on the diverse community involvement, professional expertise and personal and business contacts of its directors and executive officers;

•	Hiring and retaining experienced and qualified banking personnel;

•	Providing individualized attention with consistent, local decision-making authority;

•	Utilizing technology and strategic outsourcing to provide a broad array of convenient products and services;

•	Operating from highly visible and accessible banking offices in close proximity to a concentration of targeted commercial businesses and professionals;

•	Attracting its initial customer base by offering competitive interest rates on its deposit accounts;

•	Encouraging the shareholders of the Company to become customers; and

•	Implementing a strong marketing program.

Market opportunities

Primary service areas - The Bank’s primary service areas are the coastal regions of south Orange County and north San Diego County, which it serves from two locations. The main office is located at 905 Calle Amanecer, Suite 100, San Clemente, California, with a second full-service branch office at 499 North El Camino Real, Suite C-100, Encinitas, California. The Bank believes that it will draw most of its customer deposits and conduct most of its lending transactions from and within its primary service areas. These primary service areas represent a diverse market with a growing population and economy. The population growth has attracted many businesses to the area and led to growth in the local service economy, and, while the Bank cannot be certain, it expects this trend to continue.

Local economy - The Bank believes that its banking market represents a unique market with a diversified and growing customer base. It also believes that the primary service areas present an environment that will support its growth. As a community bank, the Bank is designed to serve the needs of the residents and small- to medium-sized businesses within this growing economy.

Lending - The Bank faces significant competition in Southern California for new loans with other commercial banks, savings and loan associations, credit unions, credit companies, Wall Street lending conduits, mortgage bankers, life insurance companies and pension funds. Some of the largest financial institutions in the United States operate in California, and have extensive branch systems and advertising programs, which the Bank does not have. Large banks and savings and loan institutions frequently enjoy a lower cost of funds than the Bank and can therefore charge less than the Bank for loans. The Bank attempts to compensate for competitive pricing disadvantages that may exist by providing a higher level of personal service to borrowers and “hands on” involvement of senior officers to meet the borrowers’ needs.

Deposits - The Bank competes for deposit funds with other financial companies, including banks, savings associations, credit unions and thrifts. These companies generally compete with one another based upon price, convenience and service. Although many of the Bank’s competitors offer customers a larger spectrum of products than the Bank, the Bank, as part of its strategic plan, continues to enhance the line of products and services offered to its customers.

Business strategy

Management philosophy - The Bank is a full-service commercial bank dedicated to providing superior customer service to the individuals and businesses in the communities it serves. The Bank offers a sophisticated array of financial products while emphasizing prompt, personalized customer service. Management believes that this philosophy, encompassing the service aspects of community banking, distinguishes the Bank from its competitors. The Bank endeavors to hire the most qualified and experienced people in the market who share its commitment to customer service and believes that this marketplace will provide an opportunity for a locally-owned and locally-managed community bank to acquire a significant market share by offering an alternative to the less personal service offered by many larger banks. Accordingly, the Bank is implementing the following operating and growth strategies.

Operating strategy - In order to achieve the level of prompt, responsive service that the Bank believes is necessary to attract customers and to develop its image as a local bank with a community focus, the Bank has employed the following operating strategies:

•
Experienced senior management. The Bank’s senior management possesses extensive experience in the banking industry, as well as substantial business and banking contacts in its primary service areas. Its Chief Executive Officer, Colin Forkner, has 40 years of banking experience. Michael Hahn, its President and Chief Operating Officer, has more than 20 years of banking experience. Combined, the four senior-most members of the Bank’s management team have more than 120 years of banking experience.

•
Quality employees. The Bank has hired, and will continue to hire, highly trained and seasoned staff. Ongoing training has provided the staff with extensive knowledge of the Bank’s products and services allowing the first employee a customer encounters to resolve most questions the customer may have.

•
Community-oriented board of directors. The Bank’s directors are either experienced bankers or local business and community leaders. Many of its directors are residents of the Bank’s primary service areas, and most have significant business ties to the primary service areas, enabling them to be sensitive and responsive to the needs of the community. Additionally, the board of directors represents a wide variety of business experience and community involvement. The Company expects that the directors will bring substantial business and banking contacts to the Bank.

•
Highly visible sites. The Bank’s main office is highly visible and located in close proximity to major traffic arteries. The main office location is located at 905 Calle Amanecer, Suite 100, San Clemente, California in an area that provides easy access to potential banking customers living and working in the San Clemente area. The Bank also operates a second full-service banking office at 499 North El Camino Real, Suite C-100, Encinitas, California, located at the intersection of North El Camino Real and Garden View, to serve the expanding Encinitas area. Management believes that these sites give the Bank a highly visible presence in a market that is dominated by branch offices of banks headquartered out of the area.

•	Distinct name. The Bank believes that the distinctive name, “Pacific Coast National Bank” enables the Bank to stand out from the pack and is memorable to its Southern California coastal customer base.

•
Individual customer focus. The Bank focuses on providing individual service and attention to its target customers, which include individuals and small- to medium-sized businesses. The employees, officers and directors are familiar with the Bank’s customers on an individual basis, allowing the Bank to be able to respond to credit requests more quickly and be more flexible in approving complex loans based on collateral quality and personal knowledge of the customer.

•
Officer and director call program. The Bank has implemented an active officer and director call program to promote the Bank’s philosophy. The purpose of this call program is to visit prospective customers and to describe the Bank’s products, services and philosophy.

•
Marketing and advertising. The Bank has engaged a professional marketing company to assist it in implementing a targeted marketing program through local newspaper advertising and direct-mail campaigns. They have assisted management in developing the Bank’s image as a locally owned and operated bank with an emphasis on quality service and personal relationships.

Growth strategies - Because the Bank believes that the growth and expansion of its operations will be significant factors in its success, the Bank has implemented, or plans to implement, the following growth strategies:

•
Capitalize on its community orientation. The Bank actively markets itself to capitalize on its position as an independent, locally-owned community bank to attract individuals and small- to medium-sized business customers that may be underserved by larger banking institutions in its market area.

•	Emphasize local decision-making. The Bank emphasizes local decision-making by experienced bankers. This enhances the Bank’s ability to attract local businesses and service-minded customers.

•
Employ experienced lending officers. The Bank has hired, and will continue to hire, experienced, well-trained lending officers knowledgeable in the local real estate and commercial markets. By hiring experienced lending officers, the Bank has been able to attract local businesses who appreciate dealing with bankers who know their business.

•
Offer fee-generating products and services. The Bank’s range of services, pricing strategies, interest rates paid and charged and hours of operation are structured to attract the Bank’s target customers and increase its market share. The Bank strives to offer the small business person, professional, entrepreneur and consumer the best loan services available while charging competitively for these services and utilizing technology and strategic outsourcing to increase fee revenues.

Lending services

The Bank offers a full range of lending products, including commercial loans to small to medium-sized businesses and professionals, and consumer loans to individuals. Management understands that the Bank is competing for these loans with competitors who are well established in its primary market area and have greater resources and lending limits.

Lending policy - The Bank’s current loan origination activities are governed by established policies and procedures intended to mitigate the risks inherent to the types of collateral and borrowers financed by the Bank. The Bank’s strategic focus includes an effective, efficient and responsive transaction execution, which is consistent with the Bank’s relatively flat organizational structure and its reliance upon relatively few, highly-skilled lending professionals. This results in a rapid response to credit requests provided through local decision making and provides the Bank with a competitive advantage.

The Bank’s loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, an officer with a higher lending limit or the Bank’s credit committee determines whether to approve the loan request. The Bank does not make loans to any of its directors unless the loan receives prior approval by the board of directors, excluding the interested party, and the terms of the loan are no more favorable than would be available to any comparable borrower. Although permitted by law to do so, the Bank has chosen not to lend to its executive officers.

Lending limits - The Bank’s lending activities are subject to a variety of lending limits. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank. In general, however, the Bank is able to loan to any one borrower a maximum amount equal to 15% of the Bank’s capital and surplus and allowance for loan losses. The legal limit will increase or decrease as the Bank’s capital increases or decreases as a result of its earnings or losses, among other reasons.

Credit risks - The principal economic risk associated with each category of loans that the Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees. The well-established financial institutions in the Bank’s primary service areas make proportionately more loans to medium- to large-sized businesses than the Bank makes. Many of the Bank’s commercial loans are and/or will likely be made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

Real estate loans - The Bank makes, or plans to make, commercial real estate loans, construction and development loans, small business loans and residential real estate loans. These may include commercial loans where the Bank takes a security interest in real estate out of an “abundance of caution” and not as the principal collateral for the loan. At December 31, 2005, the Bank held $7.8 million in loans secured by real estate, representing 75.3% of gross loans receivable, and undisbursed commitments of $1.2 million. These classes of real estate loans are described below.

•
Construction and development loans - The Bank will consider making owner-occupied construction loans with a pre-approved take-out loan. The Bank will also consider construction and development loans on a pre-sold basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to twelve months and interest is paid monthly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed industry standards. Speculative loans will be based on the borrower’s financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after an experienced construction lender or third-party inspector has inspected the project. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends. At December 31, 2005, the Bank had no construction and development loans.

•
Commercial real estate - Commercial real estate loan terms generally are limited to fifteen years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed for three to five years, or adjustable. The Bank generally charges an origination fee for its services. The Bank generally requires personal guarantees from the principal owners of the property supported by a review by the Bank’s management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. The Bank limits its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis. At December 31, 2005, the Bank held $6.6 million in commercial real estate loans outstanding, representing 64.3% of gross loans receivable, and undisbursed commercial real estate loan commitments of $27 thousand.

•
Residential real estate - The Bank’s residential real estate loans consist of residential second mortgage loans and residential construction loans. All loans are made in accordance with the Bank’s appraisal policy with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 80%, unless the borrower has private mortgage insurance. Management expects that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. At December 31, 2005, the Bank held $541 thousand in residential real estate loans outstanding, representing 5.2% of gross loans receivable, and undisbursed commitments of $1.2 million.

Commercial loans - The Bank expects that loans for commercial purposes in various lines of businesses will be one of the major components of its loan portfolio. The target commercial loan market is retail establishments and small- to medium-sized businesses. The terms of these loans vary by purpose and by type of underlying collateral, if any. The commercial loans are primarily underwritten on the basis of the borrower’s ability to service the loan from income. The Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically be due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness. At December 31, 2005, the Bank held $2.5 million in commercial loans outstanding, representing 24.0% of gross loans receivable, and undisbursed commitments of $3.9 million.

Small Business Administration (SBA) loans - SBA loans continue to increase in popularity as an attractive means for businesses to fund purchases of real estate and business expansion. The Bank’s SBA lending department has the expertise to offer two types of SBA-guaranteed loans to business clients, depending on the business needs and underlying collateral.

•
SBA 504 - SBA 504 second trust deed loan terms are generally limited to six months or less, and interest rates are adjustable. The Bank generally charges an origination fee for its services. The Bank generally requires personal guarantees from the principal owners of the property supported by a review by the Bank’s management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. The Bank limits its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis. At December 31, 2005, the Bank held $602 thousand in commercial real estate SBA 504 loans outstanding, representing 5.8% of gross loans receivable. There were no undisbursed commitments for SBA 504 loans.

•
SBA 7A - The Bank expects that SBA 7A loans for commercial purposes in various lines of businesses will be an important part its commercial loan portfolio. The target market for SBA 7A loans is retail establishments and small- to medium-sized businesses. The terms of these loans vary by purpose and by type of underlying collateral. The loans are primarily underwritten on the basis of the borrower’s ability to service the loan from income. Under the SBA 7A loan program the loans carry a Small Business Administration guaranty up to 75% of the loan. Typical maturities for this type of loan vary up to ten years. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in an SBA 7A borrower’s creditworthiness. At December 31, 2005, the Bank had no SBA 7A loans.

Consumer and other lending - The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, second mortgages, home equity loans, and overdrafts, which are done on a case-by-case basis as an accommodation for the Bank’s clients. The amortization of second mortgages generally does not exceed 15 years and the rates are generally fixed for 12 months or longer. Repayment of consumer loans depends upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. The loan officers review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. The principal competitors for consumer loans are the established banks and finance companies in the Bank’s market areas. At December 31, 2005, the Bank held $72 thousand in consumer loans outstanding, representing 0.7% of gross loans receivable, and undisbursed commitments of $25 thousand.

Composition of portfolio - The following table sets forth the composition of the Bank’s loan portfolio as of December 31, 2005.

2005
Real estate	$7,791,112
Commercial	2,483,127
Consumer	72,259
10,346,498
Deferred loan fees	(29,168)
Allowance for loan losses	(87,208)
$10,230,122

Average loan size of portfolio - The following table sets forth the Bank’s average loan size by loan portfolio composition for 2005.

	Number of	Average
	Loans	Loan Size
Real estate - California	20	$389,556
Commercial	9	275,903
Consumer	11	6,569
	40	258,662

Loan originations - The following table sets forth the Bank’s loan originations for 2005, including loans participations that were sold without recourse to other banks.

2005
Real estate	$12,329,250
Commercial	6,463,911
Consumer	98,160
$18,891,321

Repricing of portfolio - The following table summarizes the maturities for fixed rate loans and the repricing intervals for adjustable rate loans as of December 31, 2005.

	Principal Balance
Interval	Fixed Rate	Adjustable Rate	Total
<3 months	$26,026	$3,377,331	$3,403,357
>3 to 12 months	-	3,087,569	3,087,569
>1 to 3 Years	-	-	-
>3 to 5 years	675,854	2,653,518	3,329,372
>5 to 10 years	-	526,200	526,200
Gross Loans Receivable	$701,880	$9,644,618	$10,346,498

Contractual maturity of portfolio - The following table sets forth information at December 31, 2005, regarding the dollar amount of loans maturing in the Bank’s portfolio based on the contractual terms to maturity or scheduled amortization. The table does not give effect to potential prepayments. Loans that have no stated schedule of repayments or maturity are reported as due in one year or less.

	<1 Year	1 - 5 years	5 - 10 years	Over 10 years	Total loans
Real estate	$1,523,824	$3,087,568	$2,039,720	$1,140,000	$7,791,112
Commercial	1,848,949	634,178	-	-	2,483,127
Consumer	30,583	41,676	-	-	72,259
Gross Loans Receivable	$3,403,356	$3,763,422	$2,039,720	$1,140,000	$10,346,498

Asset quality

General - The Bank’s Directors’ Credit Committee, consisting of the Bank’s Chief Executive Officer, President, Chief Credit Officer, and four outside board members, monitors the credit quality of the Bank’s assets, reviews classified and other identified loans and determines the proper level of allowances to allocate against the Bank’s loan portfolio, in each case subject to guidelines approved by the Bank’s board of directors.

Loan delinquencies - When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contact is generally made following the fifteenth day after a payment is due, at which time a late payment fee is assessed. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days, the loan and payment history are reviewed and efforts are made to collect the loan. While the Bank generally prefers to work with borrowers to resolve such problems, if a payment becomes 45 days delinquent, the Bank may institute foreclosure or other proceedings, as necessary, to minimize any potential loss. As of December 31, 2005, there were no delinquent loan payments.

Non-performing assets - At December 31, 2005, the Bank had no nonperforming assets. Nonperforming assets are defined as non-accrual loans and real estate acquired by foreclosure or deed-in-lieu thereof. Nonperforming loans are defined as non-accrual loans and loans 90 days or more past due but still accruing interest, to the extent applicable. A loan is considered to be impaired if management determines the recovery of the Bank’s gross investment in the loan is not probable. Troubled debt restructurings (“TDRs”) are defined as loans which the Bank has agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal and/or interest payments. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When any such loan is placed on non-accrual status, previously accrued but unpaid interest will be deducted from interest income. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more. There were no loans placed on non-accrual during 2005.

Classified assets - Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. The Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weakness of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible, and of such little value that continuance as an asset of the institution is not warranted. The Bank has established another category, designated “Other Assets Especially Mentioned” (OAEM), for assets which do not currently expose the Bank to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as OAEM, substandard or doubtful result in the Bank establishing higher levels of general allowances for loan losses. If an asset or portion thereof is classified loss, the Bank must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as loss, or charge off such an amount. At December 31, 2005, the Bank had no classified assets.

Allowance for loan losses - The Bank maintains an allowance for estimated loan losses based on a number of quantitative and qualitative factors. Quantitative factors used to assess the adequacy of the allowance for loan losses are established based upon management’s assessment of the credit risk in the portfolio, historical loan loss experience and the Bank’s loan underwriting policies as well as management’s judgment and experience. Provisions for loan losses may be provided both on a specific and general basis. Specific and general valuation allowances are increased by provisions charged to expense and decreased by charge-offs of loans, net of recoveries. Specific allowances are provided for impaired loans for which the expected loss is measurable. General valuation allowances are provided based on a formula that incorporates the factors discussed above. The Bank periodically reviews the assumptions and formula by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above. The Bank did not have any loan losses in 2005.

The following table sets forth the activity for 2005 in the Bank’s allowance for loan losses account.

2005
Balance at beginning of year	$-
Provision charged to expense	87,208
Loans charged off	-
Recoveries on loans previously charged off	-
Balance at end of year	$87,208

The following table sets forth information concerning the allocation of the allowance for loan losses, which is maintained on the Bank’s loan portfolio, by loan category at December 31, 2005.

		Percentage
		of loans in		Percentage
		each	Percentage	of reserves
		category to	of year-end	to net loans
	Amount	total loans	allowance	by category
Real estate	$44,251	75.3%	50.7%	0.6%
Commercial	12,605	24.0%	14.5%	0.5%
Consumer	75	0.7%	0.1%	0.1%
Unallocated	30,277		34.7%
Total Allowance for Loan Losses	$87,208	100.0%	100.0%	0.8%

The allowance for loan losses reflects management’s judgment of the level of allowance adequate to absorb estimated credit losses in the Bank’s loan portfolio. The board of directors of the Bank approved a policy formulated by management for a systematic analysis of the adequacy of the allowance. The major elements of the policy require: (1) a quarterly analysis of allowance amounts performed by management; (2) approval by the Bank’s board of directors of the quarterly analysis; and (3) allocation of the allowance into general and specific valuation allowance categories. The general valuation allowance includes an unallocated amount, based upon management’s evaluation of various conditions, such as general economic and business conditions affecting the Bank’s key lending areas, the effects of which may not be directly measured in the determination of the general valuation allowance formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a high degree of uncertainty because they are not identified with specific problem credits or portfolio components. Management currently intends to maintain an unallocated allowance, in the range of 5% to 7.5% of the total general valuation allowance, for the inherent risk associated with imprecision in estimating the allowance, and an additional 25% to 30% of the total general valuation allowance to account for the lack of historical trends within the Bank’s target market segment and the loan portfolio.

The Bank’s external asset review system and loss allowance methodology are designed to provide for timely identification of problem assets and recognition of losses. The overall adequacy of the allowance for loan losses is reviewed by the Directors’ Credit Committee on a monthly basis and submitted to the board of directors for approval, on a quarterly basis. The committee’s responsibilities consist of risk management, as well as problem loan management, which include ensuring proper risk grading of all loans and analysis of specific valuation allowances for all classified loans. The current monitoring process includes a process of segmenting the loan portfolio into pools of loans that share similar credit characteristics. The loan portfolio is currently segmented into seven different risk grades. These specific pools of loans are analyzed for purposes of calculating the general valuation allowance in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5.

The general valuation allowance is derived by analyzing the historical loss experience and asset quality within each homogeneous loans portfolio segment, along with assessing qualitative environmental factors, and correlating it with the delinquency and classification status for each portfolio segment. A grading system with seven classification categories is used, including assets classified as Pass, which is divided into seven risk grade levels, based upon credit risk characteristics. Each loan asset is categorized by risk grade allowing for a more consistent review of similar loan assets. A loss factor is applied to each risk graded loan segment.

Loss factors for each risk graded loan segment are based on experience of peer institutions, national and regional averages published the OCC and FDIC. Given that the Bank has extremely limited historical trends, peer group statistics are used to validate the loss factors applied to the Bank’s various loan segments. In addition, the following qualitative environmental elements are considered in determining the loss factors used in calculating the general valuation allowance: the levels of and trends in past due, non-accrual and impaired loans; the trend in volume and terms of loans; the effects of changes in credit concentrations; the effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices; the experience, ability and depth of management and other relevant staff; national and local economic trends and conditions; and industry conditions.

At December 31, 2005, the Bank had no classified credits, and insufficient data for historical trends. In the future, as loans move into the classified categories, they will be reviewed individually for purposes of determining specific valuation allowances and impairment as defined in SFAS No. 114. Loans are reviewed individually on an annual basis. In addition, classified assets are reviewed at the time the loan is classified and on a regular basis (at least every 90 days) thereafter. This evaluation of individual loans is documented in the internal asset review report relating to the specific loan. An impairment analysis is completed with each internal asset review report, typically on a quarterly basis, for all classified loans secured by real estate. Any deficiencies outlined by the impairment analysis are accounted for in the specific valuation allowance for the loan. A loan is determined to be impaired if management determines the recovery of the Bank’s gross investment is not probable. A specific valuation allowance is applied if the amount of loss can be reasonably determined. To determine impairment under SFAS No. 114, management assesses the current operating statement requested from the borrower (although they may not always be received from the borrower), the property’s current and past performance, borrower’s ability (defined as capacity, willingness and rationale) to repay and the overall condition and estimated value of the collateral. If a loan is deemed impaired, a specific valuation allowance is applied equal to the amount the Bank’s total investment in the varying value of the loan that exceeds the fair value of the collateral. The fair value of impaired loans is measured based on present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

The allowance requirements for any loan segment could be different in the future as the quantitative and qualitative factors change. Consequently, provision levels may also be influenced by changes in the quantitative and qualitative factors quarter over quarter. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s valuation allowance. These agencies may require increases to the allowance based on their judgments of the information available to them at the time of their examination.

Management believes that the Bank’s overall asset quality is sound, as supported by the Bank’s internal risk rating process. The Bank had no classified assets as of December 31, 2005.

Investments

In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The asset-liability management committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank’s policy as set by its board of directors.

Investment securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity or trading, with readily determinable fair values, are classified as “available-for-sale” and recorded at date value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, as part of stockholders’ equity. Currently, all investment securities of the Bank are classified as held-to-maturity.

Declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Purchase premiums and discounts are recognized in interest income using the interest method over the estimated lives of the securities.

The table below sets forth the amounts and distribution of the investment securities and the weighted average yields as of December 31, 2005.

			Weighted
		Market	Average
	Book Value	Value	Yield
Securities held to maturity
U.S. Government and Agency Securities:
Within One Year	$6,001,108	$5,984,120	4.17%
One to Five Years	1,996,835	1,983,760	4.35%
Total Securities held to maturity	$7,997,943	$7,967,880	4.22%

The table below sets forth the net balance at cost, and fair value of held-to-maturity investment securities, with gross unrealized gains and losses as of December 31, 2005.

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities held to maturity:
U.S. Government and
Agency Securities	$7,997,943	$-	$ (30,063)	$7,967,880

Deposit services

The Bank offers a variety of deposit products and services at competitive interest rates. The Bank utilizes traditional and innovative marketing methods to attract new clients and deposits, including various forms of advertising and significant involvement in the local communities. The Bank also intends to leverage its broad shareholder base as a source for local banking relationships. The primary sources of deposits are residents of, and businesses and their employees located in, the Bank’s primary service areas. The Bank attracts these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media. The Bank does not operate a money desk or otherwise solicit brokered deposits.

The following table sets forth the amount and maturities of the time deposits as of December 31, 2005.

	Time Deposits of $100,00 or more	Other Time Deposits	Total Time Deposits
	(Dollars in thousands)
Three months or less	$-	10	$10
Over three months through six months	602	251	853
Over six months through 12 months	1,810	1,206	3,016
Over 12 months	-	-	-
Total Time Deposits	$2,412	$1,467	$3,879

SUPERVISION AND REGULATION

General - Banking is a complex, highly regulated industry. Consequently, the growth and earnings performance of the Company and the Bank can be affected, not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Federal Reserve, the FDIC, the OCC, the Internal Revenue Service and state taxing authorities. The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

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

Pacific Coast National Bancorp - The Company is a bank holding company subject to regulatory oversight by the Federal Reserve. As such, the Company is required to register and file reports with the Federal Reserve and is subject to regulation and examination by the Federal Reserve. In addition, the Federal Reserve has enforcement authority over the Company and its subsidiaries, which also permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the subsidiary bank.

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

Certain acquisitions - The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring more than five percent of the voting stock of any bank or other bank holding company, (ii) acquiring all or substantially all of the assets of any bank or bank holding company, or (iii) merging or consolidating with any other bank holding company.

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

Change in bank control - Subject to various exceptions, the Bank Holding Company Act and the “Change in Bank Control Act of 1978,” together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. With respect to the Company, control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities.

Permitted activities - Generally, bank holding companies are prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than (i) banking or managing or controlling banks or (ii) an activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

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

Sound banking practice - Bank holding companies are not permitted to engage in unsound banking practices. For example, the Federal Reserve’s Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

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

Anti-tying restrictions - Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Dividends - Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudence, the Company, as a bank holding company, generally should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. In addition, the Company is subject to certain restrictions on the making of distributions as a result of the requirement that the Bank maintain an adequate level of capital as described below. As a California corporation, the Company is restricted under the “California Business Corporation Act of 1957” from paying dividends under certain conditions.

Pacific Coast National Bank - As a national bank, the Bank is subject to extensive regulation by the OCC and the FDIC. Lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the FRB.

The OCC, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank’s board of directors on any deficiencies found in the operations of the Bank. The relationship between the Bank and the depositors and borrowers is also regulated by federal and state laws, especially in such matters as the ownership of deposit accounts and the form and content of consumer loan documents utilized by the Bank.

The Bank must file reports with the OCC and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the FDIC and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowance for regulatory purposes. Any change in such regulations, whether by the OCC, the FDIC, or Congress could have a material adverse impact on the Company, the Bank, and their operations.

Federal Financial Institutions Examination Council (FFIEC): Authentication in an Internet Banking Environment - On October 12, 2005, the Federal Financial Institutions Examination Council (FFIEC) issued guidance, “Authentication in an Internet Banking Environment.” This updated interagency guidance, which replaces the FFIEC’s Authentication in an Electronic Banking Environment, issued in 2001, specifically addresses the need for risk-based assessment, customer awareness, and security measures to authenticate customers using a financial institution’s Internet-based services.

This guidance applies to both retail and commercial customers and does not endorse any particular technology. National banks should use this guidance when evaluating and implementing authentication systems and practices whether they are provided internally or by a technology service provider. Although this guidance is focused on the risks and risk management techniques associated with the Internet delivery channel, the principles are applicable to all forms of electronic banking activities.

Consistent with the FFIEC Information Technology Examination Handbook, Information Security Booklet December 2002, financial institutions should periodically:

●	Ensure that their information security program:

-	Identifies and assesses the risks associated with Internet-based products and services;
-	Identifies risk mitigation actions, including appropriate authentication strength; and
-	Measures and evaluates customer awareness efforts;

●
Adjust, as appropriate, their information security program in light of any relevant changes in technology, the sensitivity of their customer information, and internal or external threats to information; and

●	Implement appropriate risk mitigation strategies.

The Bank will be working with its Electronic Banking vendors to implement a dual authentication product for its online banking products, fully assess the risks associated with all internet based products and implementing effective controls and procedures to mitigate these risks. The implementation of the new authentication system will entail detailed customer awareness and education program as well as an increase in the Bank’s expenses associated with these products. The Bank anticipates implementation of this program during the third and fourth quarters of 2006.

Fair and Accurate Credit Transactions Act - The Fair and Accurate Credit Transactions Act (FACT Act) establishes new obligations for financial firms to help deter identity theft and give consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. The provisions of this law include:

•	Marketing solicitations based on information from affiliates;

•	Preventing the re-pollution of consumer reports;

•	Identity theft provisions; and

•	Other miscellaneous provisions including most recently the use of medical information for credit eligibility and requirements for data disposal.

These provisions are provided to ensure the protection of a consumer’s rights and information and to standardize procedures in processing and handling certain customer information.

Check Clearing for the 21st Century Act. The “Check Clearing for the 21st Century Act” (Check 21), which became effective on October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

●	allowing check truncation without making it mandatory;

●	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

●	legalizing substitutions for and replacements of paper checks without agreement from consumers;

●	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

●
requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

●	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

The Company expects that this legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

Privacy - Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Under these rules, financial institutions must provide:

•	Initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•	Annual notices of their privacy policies to current customers; and

•	A reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

In recent years, a number of states have implemented their own versions of privacy laws. For example, in 2003, California adopted standards that are tougher than federal law, allowing banks customers the opportunity to bar financial institutions from sharing information with their affiliates.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. The Bank has implemented privacy policies designed to comply with these laws.

USA Patriot Act of 2001 - In the wake of the tragic events of September 11th, on October 26, 2001, the President signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001. Also known as the “Patriot Act,” the law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering. The Patriot Act significantly amends and expands the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs.

Under the Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

●	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

●
to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

●
to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and

●	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the Patriot Act, financial institutions must also establish anti-money laundering programs. The Patriot Act sets forth minimum standards for these programs, including: (i) the development of internal policies, procedures and controls; (ii) the designation of a compliance officer; (iii) an ongoing employee training program; and (iv) an independent audit function to test the programs.

In addition, the Patriot Act requires the bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger or acquisition transactions. Under the authority of the Patriot Act, the Secretary of the Treasury has also adopted rules increasing the cooperation and information sharing among financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under these rules, a financial institution is required to:

●
expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network (“FinCEN”);

●	notify FinCEN if an account or transaction is identified;

●	designate a contact person to receive information requests;

●
limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

•	maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution: (i) notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution; (ii) takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN; (iii) limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and (iv) maintains adequate procedures to protect the security and confidentiality of the information. Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

The Secretary of the Treasury has also adopted a rule intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the rule, financial institutions: (i) are prohibited from providing correspondent accounts to foreign shell banks; (ii) are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account; (iii) must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the United States designated to accept services of legal process; (iv) must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

Dividends. The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year would exceed its net profits earned during the current year combined with its retained net profits of the immediately preceding two years, less any required transfers to surplus. In addition, the Bank will be unable to pay dividends unless and until it has positive retained earnings. The Bank commenced operations with an accumulated deficit as a result of organizational expenses, and the Company expects the Bank to generate losses during its early periods of operations. Accordingly, the Bank will be unable to pay dividends until the accumulated deficit is eliminated.

In addition, under FDICIA, the Bank may not pay any dividend if the payment of the dividend would cause the Bank to become undercapitalized or in the event the Bank is “undercapitalized.” The OCC may further restrict the payment of dividends by requiring that a financial institution maintain a higher level of capital than would otherwise be required to be “adequately capitalized” for regulatory purposes. Moreover, if, in the opinion of the OCC, the Bank is engaged in an unsound practice (which could include the payment of dividends), the OCC may require, generally after notice and hearing, that the Bank cease such practice. The OCC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. Moreover, the OCC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.

Loans-to-one-borrower limitations - With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral.

At December 31, 2005, the Bank’s loans-to-one-borrower limit was $2,673,000 based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2005, the Bank’s two largest lending relationships had outstanding balances of $2,489,700, which consisted of eight loans secured by commercial real estate, and $1,354,000, which consisted of two loans, secured by commercial real estate and included an SBA guarantee on a portion of the second trust deed. These loans were performing in accordance with their terms.

Restrictions on transactions with affiliates and loans to insiders. The Bank is subject to the provisions of section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

●	a bank’s loans or extensions of credit to affiliates;

●	a bank’s investment in affiliates;

●	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

●	the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

●	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

The Bank is also subject to the provisions of section 23B of the Federal Reserve Act which, among other things, prohibits it from engaging in the transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

Capital standards - The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk federal banking agencies, to 100% for assets with relatively high credit risk.

The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” consists of 1) common equity, 2) qualifying noncumulative perpetual preferred stock, 3) a limited amount of qualifying cumulative perpetual preferred stock, and 4) minority interest in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Not more than 25% of qualifying Tier I capital may consist of trust-preferred securities. “Tier II capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. “Tier III capital” consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier I capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum of Tier I capital to average total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the 5 categories used by the regulators to rate banking organizations, the minimum leverage ratio of Tier I capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. During the first three years of the Bank’s operations, it is required to maintain a leverage ratio of at least 8%.

In addition, federal banking regulators may set capital requirements higher than the minimums described above for financial institutions whose circumstances warrant it. For example, a financial institution experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

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

Prompt corrective action and other enforcement mechanisms - The “Federal Deposit Insurance Corporation Improvement Act of 1991” (FDICIA) established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (“well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”), and all institutions are assigned one such category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is “critically undercapitalized.”

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions of federal regulators for unsafe or unsound practices in conducting their business or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized - without the express permission of the institution’s primary regulator.

Safety and soundness standards - The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees, and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide 6 standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for deposit insurance - Through the Bank Insurance Fund (“BIF”), the FDIC insures deposits of the Bank’s customers up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. The BIF has a minimum ratio of 1.25% of insured deposits mandated by law. If the ratio drops below 1.25%, it is likely that the FDIC will be required to assess premiums on all banks. Any increase in assessments or the assessment rate could have a material adverse effect on the company’s earnings, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial institution’s condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for the Bank could have a material adverse effect on the company’s earnings.

Branching - National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current California law, banks are permitted to establish branch offices throughout California with prior regulatory approval. In addition, with prior regulatory approval, banks are permitted to acquire branches of existing banks located in California. Finally, banks generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. California law, with limited exceptions, currently permits branching across state lines through interstate mergers. Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. California law currently permits de novo branching into the state of California on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch in California only if its home state has also elected to permit de novo branching into that state.

Expanded financial activities - Similar to bank holding companies, the “Gramm-Leach-Bliley Financial Services Modernization Act of 1999” expanded the types of activities in which a bank may engage. Generally, a bank may engage in activities that are financial in nature through a “financial subsidiary” if the bank and each of its depository institution affiliates are “well capitalized,” “well managed” and have at least a “satisfactory” rating under the Community Reinvestment Act. However, applicable law and regulation provide that the amount of investment in these activities generally is limited to 45% of the total assets of the Bank, and these investments are deducted when determining compliance with capital adequacy guidelines. Further, the transactions between the Bank and this type of subsidiary are subject to a number of limitations.

Expanded financial activities of national banks generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Bank currently has no plans to conduct any activities through financial subsidiaries.

Community Reinvestment Act - The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Comptroller, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Because the Bank’s aggregate assets are currently less than $250 million, under the Gramm-Leach-Bliley Act, the Bank is subject to a Community Reinvestment Act examination only once every 60 months if it receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if its rating is less than satisfactory. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other regulations - Interest and other charges collected or contracted for by the Bank will be subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

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

The deposit operations of the Bank are also subject to:

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

Federal Reserve System - The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily interest bearing and non-interest bearing checking accounts) and non-personal time deposits. At December 31, 2005, the Bank was in compliance with these requirements.

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

Effect of governmental monetary policies. The commercial banking business is affected not only by general economic conditions but also by the fiscal and monetary policies of the Federal Reserve. Some of the instruments of fiscal and monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates, and the placing of limits on interest rates that member banks may pay on time and savings deposits. Such policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on time and savings deposits. Management cannot predict the nature of future fiscal and monetary policies and the effect of such policies on the future business and the Company’s earnings.

All of the above laws and regulations add significantly to the cost of operating the Company and the Bank, and thus have a negative impact on the Company’s profitability. The Company would also note that there has been a tremendous expansion experienced in recent years by certain financial service providers that are not subject to the same rules and regulations as the Company and the Bank. These institutions, because they are not so highly regulated, have a competitive advantage over the Company and Bank and may continue to draw large amounts of funds away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.

BUSINESS RISKS

You should carefully consider the following risk factors and all other information contained in this Report before investing in the Company’s securities. These risks and uncertainties are not the only ones faced by the Company or the Bank. Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial also may impair the business of the Company or the Bank. If any of the events described in the following risk factors occur, the Company’s and Bank’s business, results of operations and financial condition could be materially adversely affected. In addition, the trading price of the Company’s stock could decline due to any of the events described in these risks.

The Company has a limited operating history upon which to base an estimate of its future financial performance.

The Company commenced active operations when it acquired the Bank on May 16, 2005. At this time, the Company’s assets consist primarily of cash, intangible assets related to its organizational efforts, and its ownership of the Bank, and the Company’s growth is primarily dependent upon the operations of the Bank. Consequently, the Company has little to no historical operating or financial information from which to base an estimate of its future financial performance.

The liquidity of the Company’s common stock is affected by its limited trading market.

The Company’s shares do not at this time qualify for listing on any national securities exchange, and it cannot assure you that the shares will ever be listed on a national securities exchange. However, the shares are traded on the OTC Bulletin Board or “pink sheets,” and at least one company makes a market in the Company’s common stock. Because the shares are not listed on a national securities exchange, the Company cannot assure you that a broadly followed, established trading market for its common stock will ever develop or be maintained. Furthermore, the Company cannot assure you that at least one company will continue to make a market in its shares for as long as it is quoted on the OTC Bulletin Board. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. In addition, active trading markets tend to reduce the bid-ask spreads for sales transactions. On the other hand, the absence of an active trading market would reduce the liquidity, and have an adverse effect on the market value of the Company’s shares. In addition, if the Company would cease to be quoted on the OTC Bulletin Board, shareholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company’s common stock, and the market value of the common stock likely would decline.

The Company expects to incur losses during its initial years of operations.

The Company incurred substantial start-up expenses associated with its organization and recent public offering and expects to sustain losses or achieve minimal profitability during its initial years of operations. At December 31, 2005, the Company had an accumulated deficit account of approximately $4.6 million, principally resulting from the organizational and pre-opening expenses that were incurred in connection with the opening of the Bank and operating losses from its first year of operations. In addition, due to the extensive regulatory oversight to which will be subject, the Bank expects to incur significant administrative costs. The Bank’s success will depend, in large part, on its ability to address the problems, expenses and delays frequently associated with new financial institutions and the ability to attract and retain deposits and customers for its services. In addition, to gain market share as a newly-organized bank, the Bank may be required to pay higher interest rates to attract deposits or extend credit at lower rates to attract borrowers, which may decrease its profitability or prevent the Bank from becoming profitable. Management cannot assure you that the Company will ever become profitable. If the Company is ultimately unsuccessful, you may lose part or all of the value of your investment.

Failure to implementthe Bank’s business strategies may adversely affect its financial performance.

The Bank has developed a business plan that details the strategies it is working to implement in its efforts to achieve profitable operations. If these business strategies cannot be implemented, the Bank will be hampered in its ability to develop business and serve its customers, which, in turn, could have an adverse effect on the Company’s financial performance. Even if the business strategies are successfully implemented, the Company cannot assure you that the strategies will have the favorable impact that it anticipates. Furthermore, while management believes that the Bank’s business plan is reasonable and that the strategies will enable the Bank to execute the business plan, the Bank has no control over the future occurrence of certain events upon which the business plan and strategies are based, particularly general and local economic conditions that may affect the Bank’s loan-to-deposit ratio, total deposits, the rate of deposit growth, cost of funding, the level of earning assets and interest-related revenues and expenses.

The Bank’s emphasis on commercial business and commercial real estate lending may result in greater credit risk.

Management expects that commercial business and commercial real estate lending will ultimately comprise more than 60% of the Bank’s loan portfolio, which may result in greater credit risk to the Bank. Generally, commercial loans are considered to be riskier than residential mortgage or construction loans or consumer loans because they have larger balances to a single borrower or group of related borrowers. In addition, the borrower’s ability to repay a commercial loan depends, in many cases, on the successful operation of the business or the property securing the loan. Because these types of loans are considered to be riskier than residential mortgage or construction loans or consumer loans, the Bank will be required to reserve greater amounts in its loan loss allowance in anticipation of the higher credit losses. If management underestimates the credit risk associated with these lending activities, the Bank’s actual loan losses may exceed the amounts reserved against the loans, in which case its profits and financial condition would be adversely affected.

The Company’s profitability will be affected by the ability of Bank management to measure and limit credit risk associated with the Bank’s loan portfolio.

As a material part of its business plan, the Bank makes commercial, consumer, commercial and residential real estate and construction loans. The principal economic risk associated with each class of loans is the creditworthiness of the borrower, which is affected by the strength of the relevant business market segment, local market conditions and general economic conditions.

Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting its market for products and services and to effectively respond to those changes. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property. Additional factors related to the credit quality of construction loans include fluctuations in the value of real estate and new job creation trends.

Many of the Bank’s loans are made to small and medium sized businesses that are less able to withstand competitive, economic and financial pressures that larger borrowers. If the Bank is unable to effectively measure and limit the risk of default associated with its loan portfolio, the Company’s profitability will be adversely impacted.

Departures of key personnel or directors mayimpair the Bank’s operations.

The Bank’s success depends in large part on the services and efforts of its key personnel and on its ability to attract, motivate and retain highly qualified employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute the Bank’s business plan may be lengthy.

In particular, the Company believes that retaining Colin Forkner, Michael Hahn, Richard Grinyer and Terry Stalk are important to the Bank’s success. If any of these persons leaves his or her position with the Bank for any reason, its financial condition and results of operations may suffer.

If the services of any of the Bank’s key personnel should become unavailable for any reason or if the regulatory agencies should require the employment of additional persons to fill positions at the Bank, it would be required to employ other persons to manage and operate the Bank, and the Company cannot assure you that the Bank would be able to employ qualified persons on terms acceptable to the Bank.

Additionally, the directors’ involvement, diverse backgrounds and extensive local business relationships are important to the Bank’s success. If the composition of the Bank’s board of directors changes materially, its banking business may suffer.

The Bank faces intense competition from a variety of competitors.

The banking business in the Bank’s target banking market and the surrounding areas has become increasingly competitive over the past several years, and management expects the level of competition to continue to increase. If this competition forces the Bank to offer aggressive loan and deposit rates or otherwise incur higher funding costs, its profitability will be diminished.

Many of the Bank’s competitors are larger than it is and have greater financial and personnel resources. Many of its competitors have established customer bases and offer services, such as extensive and established branch networks and trust services, that the Bank does not currently provide. Also, some competitors are not subject to the same degree of regulation as the Bank is and thus may have a competitive advantage over the Bank.

The Company believes that the Bank will be a successful competitor in the area’s financial services market. However, the Company cannot assure you that the Bank will be able to compete successfully with other financial institutions serving its target banking market. An inability to compete effectively could be expected to have a material adverse effect on the Bank’s growth and profitability.

The Bank competes in an industry that continually experiences technological change, and it may not be able to compete effectively with other banking institution, with greater resources.

In order to compete effectively with competitors that have significantly more resources, the Bank will need to maintain an infrastructure capable of implementing its business objectives as a community bank to provide a superior level and quality of services. The Bank’s infrastructure needs to be flexible and adapt to technological changes; however, the Bank does not have the same level of resources as some of its competitors. The Bank has a limited number of software and hardware suppliers. Furthermore, because the Bank has been in operation for a short time, it has very little experience with local software and hardware suppliers or other vendors that might provide it with technology infrastructure support. In addition, the Bank will need to update its infrastructure continually and hire additional personnel to accommodate increases in the number of customers. Any inability to develop and maintain the appropriate infrastructure may cause unanticipated service disruptions, slower response times, reduced levels of customer service, impaired quality, or delays in reporting accurate financial information. The Company cannot assure you that the Bank will be able to project accurately the rate or timing of increases, if any, in the subscriptions to services or upgrade and expand its systems in a timely manner or to integrate any newly developed systems smoothly. The Bank’s inability to do so could have a material adverse effect on its ability to compete effectively in its market and also on its business, financial condition, and results of operations.

The Bank’s legal lending limits may impair its ability to attract borrowers.

The Bank’s current legally mandated lending limits are lower than those of many of its competitors because it has less capital than many of its competitors. The lower lending limits may discourage potential borrowers who have lending needs that exceed these limits, which may restrict the Bank’s ability to establish relationships with larger businesses in its market area.

An economic downturn, especially one affecting the Bank’s primary service area, may have an adverse effect on its financial performance.

The Bank’s success depends on the general economic condition of the region in which it operates, which management cannot forecast with certainty. Unlike many of the Bank’s larger competitors, the majority of the Bank’s borrowers and depositors are individuals and businesses located or doing business in its local banking market. As a result, the Bank’s operations and profitability may be more adversely affected by a local economic downturn than those of its larger, more geographically diverse competitors. Factors that adversely affect the economy in the Bank’s local banking market could reduce its deposit base and the demand for its products and services, which may decrease the Bank’s (and, thus, the Company’s) earnings. For example, an adverse change in the local economy could make it more difficult for borrowers to repay their loans, which could lead to loan losses for the Bank.

Monetary policy and other economic factors could adverselyaffect the Bank’s profitability.

Changes in governmental economic and monetary policies, the Internal Revenue Code and banking and credit regulations, as well as such other factors as national, state and local economic growth rates, employment rates and population trends, will affect the demand for loans and the ability of the Bank and other banks to attract deposits. The foregoing monetary and economic factors, and the need to pay rates sufficient to attract deposits, may adversely affect the ability of the Bank to maintain an interest margin sufficient to result in operating profits.

The Bank could be negatively affected by changes in interest rates.

The Bank’s profitability (and, therefore, the Company’s profitability) depends, among other things, on its net interest income, which is the difference between the income that the Bank earns on its interest-earning assets, such as loans, and the expenses that the Bank incurs in connection with its interest-bearing liabilities, such as checking or savings deposits or certificates of deposit. Changes in the general level of interest rates and other economic factors can affect the Bank’s net interest income by affecting the spread between interest-earning assets and interest-bearing liabilities.

Over the past year, as the Federal Reserve Board has increased interest rates, the yield curve has flattened, in that long-term interest rates have not moved in tandem with short-term rates. Under ordinary conditions the yield curve has a positive slope, indicating that long-term instruments pay higher yields than do short-term instruments, and that borrowers are willing to pay a premium for long-term funds. A flat yield curve, on the other hand, generally indicates uncertainty about the direction in which interest rates are moving. If this trend continues, the Bank’s future net interest income, and therefore its profitability, may decline.

Changes in the general level of interest rates also affect, among other things, the Bank’s ability to originate loans, the value of interest-earning assets and its ability to realize gains from the sale of such assets, the average life of interest-earning assets, and the Bank’s ability to obtain deposits in competition with other available investment alternatives. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond the Bank’s control. Because fluctuations in interest rates are not predictable or controllable, management cannot assure you that the Bank will continue to achieve positive net interest income.

The Company’s ability to pay dividends is limited.

The Company currently have no material source of income other than dividends that it receives from the Bank. Therefore, the Company’s ability to pay dividends to its shareholders depends on the Bank’s ability to pay dividends to the Company. The board of directors of the Bank intends to retain earnings to promote growth and build capital and recover any losses incurred in prior periods. Accordingly, the Company does not expect to receive dividends from the Bank in the foreseeable future. In addition, banks and bank holding companies are both subject to certain regulatory restrictions on the payment of cash dividends.

The Company and the Bank are subject to extensive regulatory oversight, which could restrain growth and profitability.

Banking organizations such as the Company and the Bank are subject to extensive federal and state regulation and supervision. Laws and regulations affecting financial institutions are undergoing continuous change, and management cannot predict the ultimate effect of these changes. The Company cannot assure you that any change in the regulatory structure or the applicable statutes and regulations will not materially and adversely affect the business, condition or operations of the Company or the Bank or benefit competing entities that are not subject to the same regulations and supervision.

The Company may not be able to raise additional capital on favorable terms.

In the future, should the Company need additional capital to support business of the Company or the Bank, expand operations or maintain minimum capital requirements, the Company may not be able to raise additional funds through the issuance of additional shares of common stock or other securities. Even if the Company is able to obtain capital through the issuance of additional shares of common stock or other securities, the sale of these additional shares could significantly dilute your ownership interest.

The Company’s directors and executive officers could have the ability to influence shareholder actions in a manner that may be adverse to your personal investment objectives.

As of December 31, 2005, directors and executive officers of the Company owned 124,550 shares of the Company’s common stock, which represents approximately 5.5% of its issued and outstanding common stock. Additionally, the Company has issued warrants to the Company’s directors and has issued stock options to the Bank’s executive officers pursuant to certain employment agreements. If the directors exercised all of their warrants, they would own shares upon exercise representing as much as 9.4% of the Company’s then outstanding common stock. Moreover, although all of the employee stock options are not immediately exercisable, upon exercise of the employee stock options issued to the Bank’s executive officers, together with the exercise of warrants held by the directors, the Company’s directors and executive officers would own shares representing as much as 20.5% of the Company’s then outstanding common stock.

Due to their significant ownership interests, the Company’s directors and executive officers are able to exercise significant control over the management and affairs of the Company and the Bank. For example, the directors and executive officers may be able to influence the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be approved by the shareholders.

The Company’s articles of incorporation and bylaws and the laws of the State of California contain provisions that could make a takeover more difficult.

The Company’s articles of incorporation and bylaws, and the corporate laws of the State of California, include provisions designed to provide the board of directors with time to consider whether a hostile takeover offer is in the Company’s and shareholders’ best interests, but could be utilized by the board of directors to deter a transaction that would provide shareholders with a premium over the market price of the Company’s shares.

These provisions include the availability of authorized, but unissued shares, for issuance from time to time at the discretion of the Company’s board of directors; bylaws provisions enabling the board of directors to increase the size of the board and to fill the vacancies created by the increase; bylaw provisions establishing advance notice procedures with regard to business to be presented at a shareholder meeting or to director nominations (other than those by or at the direction of the board); and “change in control” provisions in the employment agreements of each of the Bank’s four senior executive officers providing for lump sum cash payments of 199% of each officer’s base compensation. The California Corporations Code also contains provisions intended to protect shareholders and prohibit or discourage various types of hostile takeover activities.

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances where the shareholders might otherwise receive a premium over the market price of the Company’s shares. These provisions may also have the effect of making it more difficult for third parties to cause the replacement of current management and may limit the ability of shareholders to approve transactions that they may deem to be in their best interests.

The Company’s stock price may fluctuate.

The stock market has, from time to time, experienced extreme price and volume fluctuations, which often have been unrelated to the operating performance of particular companies. Any announcement with respect to the banking industry, market conditions or any variance in the Company’s revenues or earnings from levels generally expected by securities analysts for a given period could have an immediate and significant effect on the trading price of the Company’s common stock.

Item 2. Description of Property

The Bank maintains two locations. Its main office, which is also the principal executive office of the Company, is located at 905 Calle Amanecer, Suite 100, San Clemente, California 92673. The Bank occupies 7,285 square feet of the main lobby-accessed ground floor of a 45,000 square foot, freestanding, three-story office building. In addition, the Bank has a right of first refusal on the remaining 2,845 square feet on the ground floor. The Bank also operates a branch office located at the intersection of North El Camino Real and Garden View in Encinitas, California, which is approximately 37 miles south of the main office. The branch office occupies 4,284 square feet in a commercial building in a developed commercial center. The Bank has entered into lease agreements with respect to each of the banking locations. The aggregate commitments under the leases are set forth in the notes to the audited financial statements included in this Form 10-KSB. At this time, the Bank does not intend to own any of the properties from which it will conduct banking operations. Management believes that these facilities are adequate to meet the present needs of the Company and Bank.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which the Company or the Bank is a party or to which any of its properties are subject; nor are there material proceedings known to the Company, in which any director, officer or affiliate or any principal stockholder is a party or has an interest adverse to the Company or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders during the fourth quarter of 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Price of Common Stock

The Company’s common stock is traded over the counter on the OTC Bulletin Board under the symbol “PCST.OB”. Continental Stock Transfer & Trust Company is the Company’s transfer agent and registrar, and is able to respond to inquiries from shareholders on its website: www.continentalstock.com or at its mailing address: 17 Battery Place, 8th Floor, New York, New York, 10004. The following table sets forth the high and low sales prices for the periods indicated below.

Year Ended December 31, 2005:	High	Low
First Quarter	$-	$-
Second Quarter	10.50	10.50
Third Quarter	13.00	10.50
Fourth Quarter	12.25	10.75

Holders

As of February 24, 2006, there were approximately 646 holders of record.

Dividends

The Company has never declared or paid dividends on its common stock. In addition, the Company expects to retain future earnings, if any, for use in the operation and expansion of the Bank’s business and does not anticipate paying any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the board of directors and will, among other factors, depend upon regulatory requirements and restrictions, the Company’s results of operations, its financial condition and capital requirements. Because, as a holding company, the Company conducts no material activities at this time other than holding the common stock of the Bank, its ability to pay dividends depends on the receipt of dividends from the Bank. The board of directors of the Bank intends to retain earnings to promote growth and build capital and to recover any losses incurred in prior periods. Accordingly, the Company does not expect to receive dividends from the Bank in the foreseeable future. In addition, banks and bank holding companies are both subject to certain regulatory restrictions on the payment of cash dividends. For additional discussion of legal and regulatory restrictions on the payment of dividends, see “Part I - Item 1. Description of Business - Supervision and Regulation.”

Securities Authorized For Issuance Under Equity Compensation Plans

The board of directors of the Company has adopted the Pacific Coast National Bancorp 2005 Stock Incentive Plan and submitted the plan for the consideration of the shareholders of the Company at the 2006 annual meeting. Information regarding the 2005 Stock Incentive Plan, which in the only equity compensation plan that the Company has adopted, is included in Item 10.

Recent Sales of Unregistered Securities

None

Use of Proceeds from Sales of Registered Securities

On May 11, 2005, the Company registered a total of 2,970,000 shares of its common stock, of which 690,000 shares are issuable under registered common stock warrants (warrants to purchase an aggregate of 456,000 shares of common stock at an exercise price of $12.50 per share issued to the Company’s initial shareholders in connection with the offering, and warrants to purchase an aggregate of 234,000 shares of common stock at an exercise price of $10.00 per share issued to the Company’s organizers). The Company completed its initial public offering having sold 2,280,000 shares at $10.00 per share, for an aggregate of $22.8 million.

The Company incurred approximately $665 thousand in offering expenses, none of which was paid to directors, officers, ten percent or greater shareholders, any of their associates, or affiliates of the Company. None of those expenses were paid to underwriters or for underwriting discounts and commissions or finders’ fees.

The following is a reasonable estimate of the use of the offering proceeds through December 31, 2005:

Gross proceeds from sale of shares	$22,800,000
Offering expenses	(665,000)
Organizational expenses	(1,655,000)
Contribution to the capital of the Bank	(19,500,000)
Remaining proceeds	$980,000

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The purpose of the following discussion is to address information relating to the financial condition and results of operations of the Company that may not be readily apparent from the financial statements and notes included in this Report. This discussion should be read in conjunction with the information provided in the Company’s financial statements and the notes thereto. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the financial statements, the notes thereto and the other financial data included elsewhere in this Annual Report.

General

The Company is a bank holding company headquartered in San Clemente, California, offering a board range of commercial and consumer banking services through its wholly-owned subsidiary, Pacific Coast National Bank. As of December 31, 2005, on a consolidated basis, the Company had total assets of $31.2 million, net loans of $10.2 million, total deposits of $12.4 million and shareholders’ equity of $18.7 million.

From the date of inception until the Bank opened for business on May 16, 2005, the Company’s main activities consisted of:

● Seeking, interviewing and selecting organizers, directors and officers;

● Preparing the business plan;

● Applying for a national bank charter;

● Applying for FDIC deposit insurance;

● Applying with the Federal Reserve to become a bank holding company; and

● Raising equity capital through a public offering.

From the date of incorporation, July 2, 2003 through May 16, 2005, the Company’s operations were funded by advances made by its organizers and from draws under a line of credit extended by TIB - The Independent BankersBank. The Company completed an initial public offering of its common stock in which it sold a total of 2,280,000 shares at $10.00 per share. Proceeds of the offering were used to pay organizational costs and provide the initial capital for the Bank.

The following discussion focuses on the Company’s financial condition and results of operations during the year ended December 31, 2005, presented on a consolidated basis. Since the Company did not commence active banking operations until May 16, 2005, comparison of 2005 to prior periods would not be meaningful.

Critical accounting policies

This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and judgments that effect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. The following is a description of the Company’s significant accounting policies used in the preparation of the accompanying consolidated financial statements.

Allowancefor credit losses

Management considers the policies related to the allowance for loan losses as the most critical to the financial statement presentation. The total allowance for loan losses includes activity related to allowances calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 5, Accounting for Contingencies.

The allowance for losses on loans represents management’s best estimate of probable losses inherent in the existing loan portfolio. The allowance for losses on loans is increased by the provision for losses on loans charged to expense and reduced by loans charged-off, net of recoveries. The provision for losses on loans is determined based on management’s assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current and anticipated economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experience, the level of classified and nonperforming loans and the results of regulatory examinations.

The allowance for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. Factors contributing to the determination of specific reserves include the credit-worthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general reserve, the portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. Until management has adequate historical data upon which to base the estimate of the allowance for credit losses, a balance of approximately 0.6% of the outstanding principal is used unless additional information regarding the ability of the borrower to repay the loan, current economic conditions or other pertinent factors indicate a different allowance is needed.

The loan loss allowance is based on the most current review of the loan portfolio at that time. The servicing officer has the primary responsibility for updating significant changes in a customer’s financial position. Each officer prepares status updates on any credit deemed to be experiencing repayment difficulties which, in the officer’s opinion, would place the collection of principal or interest in doubt. The internal loan review department for the Bank is responsible for an ongoing review of its entire loan portfolio with specific goals set for the volume of loans to be reviewed on an annual basis.

At each review of a credit, a subjective analysis methodology is used to grade the respective loan. Categories of grading vary in severity to include loans which do not appear to have a significant probability of loss at the time of review to grades which indicate a probability that the entire balance of the loan will be uncollectible. If full collection of the loan balance appears unlikely at the time of review, estimates or appraisals of the collateral securing the debt are used to allocate the necessary allowances. A list of loans or loan relationships of $150 thousand or more, which are graded as having more than the normal degree of risk associated with them, is maintained by the internal loan review officer. This list is updated on a periodic basis, but no less than quarterly in order to properly allocate necessary allowance and keep management informed on the status of attempts to correct the deficiencies noted in the credit.

Loans are considered impaired if, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions (e.g., discount rates) and methodologies (e.g., comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the conditions of the various markets in which collateral may be sold may all affect the required level of the allowance for losses on loans and the associated provision for loan losses.

As of December 31, 2005, a review of the loan portfolio indicated that a loan loss allowance of $87 thousand was adequate to cover probable losses in the portfolio.  Refer to Notes to Financial Statements Note A. Summary of Significant Accounting and Reporting Policies for a detailed description of management’s estimation process and methodology related to the allowance for loan losses.

Estimation of fair value

The estimation of fair value is significant to a number of the Company’s assets, including available for sale investment securities and other real estate owned. These are all recorded at either fair value or at the lower of cost or fair value. Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

New Accounting Pronouncements

FASB Statement 123R - On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123, Share-Based Payments which is a revision of FASB No. 123, Accounting for Stock-Based Compensation, Statement 123 (R) supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Management has not yet determined the impact that this statement will have on the Company’s consolidated financial statements.

Results of operations for the year ended December 31, 2005

The Company’s net loss for the year ended December 31, 2005 was $2,988,000. $1.8 million of the loss is related to banking operations, with the remainder of $1.2 million related to pre-opening expenses. The operating loss during 2005 was due primarily to level of overhead costs, compared to the Company’s asset size. The Company’s overhead costs, or noninterest expense, which totaled approximately $3.6 million, were only partially offset by its net interest income of approximately $695 thousand. Noninterest income earned during 2005 was immaterial to the Company’s operating results, but the Company expects noninterest income to play a more meaningful part in the Company’s earnings performance in 2006.

The 2005 loss resulted in a return on average assets of (17.9%) and a return on average equity of (25.7%). These ratios are distorted by the impact of the pre-opening period on earnings as well as the average outstanding assets and equity.

Net interest income

Net interest income is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the yields earned on the Company’s interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents the Company’s net interest margin.

The following tables set forth, for the period indicated, information related to the Company’s average balance sheet and its average yields on assets and average costs of liabilities. These yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities and are then annualized. Average balances have been derived from the daily balances for the year ended December 31, 2005.

		2005
			Average
	Average		Yield /
	Balance	Interest	Cost
Assets:
Interest-earning Assets:
Loans Receivable	$2,894,090	$230,166	7.95%
Investment Securities	2,558,130	106,536	4.16%
Investment in capital stock of Federal
Reserve Bank	361,797	21,670	5.99%
Time Deposits in other financial institutions	734,318	20,985	2.86%
Cash, fed funds and other	8,457,655	422,284	4.99%
Total interest-earning assets	15,005,990	801,641	5.34%
Noninterest-earning assets	1,643,067
Total Assets	$16,649,057

Liabilities and Stockholders' Equity
Time Deposits of $100,000 or more	$698,962	$25,748	3.68%
Other Deposits	2,290,654	51,084	2.23%
Other	709,583	30,022	4.23%
Total Interest-bearing liabilities	3,699,199	106,854	2.89%
Non-interest bearing checking accounts	1,179,917
Non-interest bearing liabilities	147,901
Stockholders' Equity	11,622,040
Total Liabilities and
Stockholders' Equity	$16,649,057

Net Interest Income		$694,787

Net Interest Spread		2.45%

Net Interest Margin		4.63%

Net interest income for the year ended December 31, 2005 was $695 thousand. Total interest income for the year was $802 thousand and was partially offset by interest expense of $107 thousand. Interest income is composed of interest and fees on loans of $230 thousand, federal funds sold of $308 thousand, interest income on escrow deposits of $136 thousand, and investment income of $128 thousand. Interest expense is composed of interest paid on deposits of $77 thousand and interest paid on the line of credit of $30 thousand.

The Company’s net interest spread and net interest margin were 2.45% and 4.63%, respectively, in 2005. The total yield on earning assets was 5.34%. The largest component of earning assets was loans which had a yield of 7.95%. Total interest bearing liabilities had a yield of 2.89%.

Provision for credit losses and allowance for credit losses

The provision for credit losses is the annual cost of providing an allowance or reserve for estimated probable losses on loans. The provision for loan losses was $87 thousand in 2005. The allowance for loan losses reflects management’s judgment of the level of allowance adequate to absorb estimated credit losses in the Bank’s loan portfolio.

Information regarding the calculation of the loan loss provision for 2005, the factors considered by the Company in establishing the reserves and the quality of the Bank’s loan portfolio is included in the section of this Report titled “Part I - Item 1. Business - Asset quality.”

Noninterest income

Noninterest income for the year ended December 31, 2005 totaled $8 thousand. In order to attract depositors, the Bank has taken a competitive posture in regards to service charges. Many business accounts will not incur normal service charges for activity for the first 90 days of business. This has held noninterest income to a minimum.

Noninterest expense

Noninterest expenses totaled $3.6 million for the year ended December 31, 2005. Of this total, $1.3 million is attributable to pre-opening expenses and $2.3 million is attributable to banking operations.

Salaries and employee benefits, the largest component of noninterest expense, totaled $1.3 million for the year, with $1.1 million attributable to banking operations with the remainder incurred during the pre-opening phase. As of December 31, 2005, the Bank had 24 employees, with a full-time-equivalent of 23 employees.

Occupancy totaled $448 thousand, with $392 thousand related to banking operations and $56 thousand related to pre-opening expenses. Of this, $255 thousand was paid in rent and common area maintenance, $99 thousand was depreciation of equipment and amortization of leasehold improvements, $53 thousand was related to telephone and utilities expense, and the remainder was related to maintenance and repairs.

Professional services totaled $624 thousand, with $70 thousand related to banking operations and $554 thousand related to pre-opening expenses. Of the $554 thousand, $190 thousand was paid in consulting fees as detailed in the following paragraph, $120 thousand was paid to Bankmark in conjunction with the capital raising, $48 thousand was paid in legal fees, $30 thousand was paid for marketing related expenses, with the remainder paid for accounting services, systems design, and expenses related to the stock sale. The $70 thousand incurred since the Bank opened consisted of $23 thousand in legal fees, $16 thousand related to auditor expense, $12 thousand in compliance-related expenses, with the remainder related to internal audits and reviews.

Consulting fees in the amount of $191 thousand were paid as part of consulting agreements with Michael Hahn, Colin Forkner, Terry Stalk, and GRCAC, LLC, each of whom was actively involved in directing the organizational and preopening activities of the bank. Messrs. Hahn, Forkner, and Ms. Stalk are each organizers or executive officers of the Company and the Bank, and GRCAC, LLC, is owned and operated by Richard Grinyer, who is an organizer and an executive officer of the Company and the Bank. The amount paid to Messrs. Hahn, Forkner, and Ms. Stalk was $41 thousand, $58 thousand, and $43 thousand respectively. GRCAC, LLC, received payment of $49 thousand.

Data processing expenses totaled $224 thousand, all related to banking operations. Office expenses totaled $85 thousand, with $83 thousand related to banking operations and $2 thousand related to pre-opening expenses. Marketing expenses totaled $164 thousand and were incurred after the Bank opened for business. The expense related to the stock warrants granted to organizers of $495 thousand was incurred during the pre-opening phase.

Other operating expenses totaled $222 thousand for the year. $172 thousand was related to banking operations and $50 thousand was related to pre-opening expenses. The $50 thousand was comprised of $26 thousand in insurance premiums, $13 thousand in mileage reimbursement and travel costs, and $11 thousand in training-related expenses. The $172 thousand was comprised of $22 thousand in insurance premiums, $48 thousand in mileage reimbursement and travel costs, $20 thousand in armored carrier costs, $16 thousand in reserves for off-balance sheet contingencies, $12 thousand in waived check printing costs, $12 thousand in holding company and director-related costs, $9 thousand in recruiting costs, $9 thousand in regulatory assessments, with the remainder related to subscriptions, dues, memberships, and loan-related expenses.

Financial condition as of December 31, 2005

Loans

The Bank’s loan portfolio represents the highest yielding component of the Company’s earning asset base. Information regarding the Company’s loan portfolio as of December 31, 2005 is included in the section of this Report titled “Part I - Item 1. Business - Lending services” and “Part I - Item 1. Business - Asset quality.”

Securities and other earning assets

The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral for certain types of deposits and borrowings. Information regarding the Company’s securities portfolio as of December 31, 2005 is included in the section of this Report titled “Part I - Item 1. Business - Investments.”

Nonearning assets

Premises, leasehold improvements and equipment totaled $1.15 million at December 31, 2005, net of accumulated depreciation of $120 thousand. There are no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, there are no significant changes anticipated in the total occupancy expense.

Deposits

Deposits are the Company’s primary source of funds to support its earning assets. The Company has been able to effectively compete for deposits in its primary market areas. Information regarding the Company’s deposit mix as of December 31, 2005 is included in the section above titled “Net interest income.”

Liquidity

On May 16, 2005, the Company completed its initial public offering of common stock and issued 2,280,000 shares of its common stock at $10 per share for a total of $22,800,000. As of December 31, 2005, the Company maintained cash and cash equivalents of $967 thousand. The Company is a holding company with no significant business operations outside of the Bank. Accordingly, the primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval until the accumulated deficit has been eliminated.

For the Bank, liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Bank’s primary funding sources are deposits, principal payments on loans, and cash flows from operations. Other possible sources of liquidity available to the Bank include the sale of loans and investment securities, commercial bank lines of credit, and direct access, under certain conditions, to borrowings from the Federal Reserve System. The cash needs of the Bank are principally for the payment of interest on, and withdrawals of deposit accounts, the funding of loans, investments and operating costs and expenses. The Company believes that, with the capital injection from the proceeds of the offering, the Bank should have more than adequate liquidity to meet anticipated future funding needs.

During the Company’s organizational period, its cash requirements consisted principally of funding its pre-opening expenses, described above, as well as capital expenditures for the acquisition, renovation, furnishing and equipping of the initial main office facility. During the organizational stage, the primary sources of liquidity to meet current obligations were direct cash advances from the organizers and draws under a line of credit extended to the Company by TIB - The Independent BankersBank, which was guaranteed by the organizers. The Company repaid the outstanding balance on the line of credit by using a portion of the proceeds of its initial public offering.

Interest rate sensitivity

Net interest income, the Bank’s expected primary source of earnings, can fluctuate with significant interest rate movements. The Company’s profitability depends substantially on the Bank’s net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other liabilities. A large change in interest rates may significantly decrease the Bank’s net interest income and eliminate the Company’s profitability. Most of the factors that cause changes in market interest rates, including economic conditions, are beyond the Company’s control. While the Bank takes measures to minimize the effect that changes in interest rates has on its net interest income and profitability, these measures may not be effective. To lessen the impact of these fluctuations, the Bank intends to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equal amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to change in market interest rates. The rate sensitive position, or “gap,” is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin. The Bank attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Bank’s overall interest rate risk. The Bank regularly evaluates the balance sheet’s asset mix in terms of several variables: yield, credit quality, appropriate funding sources and liquidity.

The following table sets forth information concerning the sensitivity of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2005. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that the adjustable rate products are reflected in the earlier period of when they are first scheduled to adjust or mature.

	Three Months or Less	Over Three Through Twelve Months	Over One Year Through Five Years	Over Five Years	Total
(Dollars in Thousands)
Interest-earning assets:
Cash, fed funds and other (1)	$6,580	$-	$-	$-	$6,580
Time Deposits held at other financial institutions	750	2,000	-	-	2,750
Investments and FRB Stock (2)	6,001	1,997	-	554	8,552
Loans (3)	3,403	3,088	3,329	526	10,346
Total interest-earning assets	$16,734	$7,085	$3,329	$1,080	$28,228
Interest-bearing Liabilities:
Deposits:
Transaction Accounts	$8,474	$-	$-	$-	$8,474
Certificates of deposit < $100,000	10	1,457	-	-	1,467
Certificates of deposit > $100,000	-	2,412	-	-	2,412
Total interest-bearing liabilities	$8,484	$3,869	$-	$-	$12,353

Interest rate sensitivity gap	$8,250	$3,216	$3,329	$1,080	$15,875

Cumulative interest rate sensitivity gap	8,250	11,466	14,795	15,875	15,875

As a percentage of total interest-earning assets	29.2%	40.6%	52.4%	56.2%	56.2%

(1) Excludes noninterest-earning cash balances
(2) Excludes investments’ mark-to-market adjustments
(3) Excludes deferred fees and allowance for loan losses.

As the Bank continues to grow, it will continuously structure its rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. The Bank’s investment/asset and liability committee meets regularly to develop a strategy for the upcoming period.

Off-balance sheet arrangements

In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. As of December 31, 2005, commitments to extend credit included approximately $1.8 million for letters of credit, approximately $1.0 million for revolving line of credit arrangements and $3.9 million in unused commitments for commercial and real estate secured loans. The Company faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

Capital adequacy

There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio. The risk-based capital guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two “tiers.” Tier 1 capital consists of common shareholders’ equity, noncumulative and cumulative perpetual preferred stock, and minority interests. Goodwill, if any, is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of tier 1 capital.

The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3% minimum leverage ratio requirement. The leverage ratio is computed by dividing tier 1 capital into total assets. In the case of the Bank and other banks that are experiencing growth or have not received the highest regulatory rating from their primary regulator, the minimum leverage ratio should be 3% plus an additional cushion of at least 1% to 2%, depending upon risk profiles and other factors. Moreover, as a newly organized national bank, the Bank is required to maintain a leverage capital ratio in excess of 8% for the first three years of operations.

The following table sets forth the Bank’s capital ratios as of December 31, 2005.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount (Thousands)	Ratio	Amount (Thousands)	Ratio	Amount (Thousands)	Ratio
As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)	$17,841	101.7%	$1,403	8.0%	$1,754	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$17,738	101.2%	$701	4.0%	$1,052	6.0%
Tier 1 Capital (to Average Assets)	$17,738	64.1%	$1,108	4.0%	$1,385	5.0%

Item 7. Financial Statements

The consolidated financial statements of the Company, including the notes thereto, and the report of independent certified public accountants are included in this Report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 8A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-KSB for the year ended December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e).

Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2005 that materially affected, or were reasonably likely to materially affect, its internal controls over financial reporting.

ITEM 8B. Controls and Procedures

Not applicable.

PART III

Item 9. Directors and Executive Officers of the Registrant

(a) Set forth below is information regarding the directors and executive officers of the Company. Each of the directors of the Company serves as directors of the Bank. Directors of the Bank serve for a term of one year and are elected by the Company, as sole shareholder of the Bank, each year at the Bank’s annual meeting of shareholders. The Bank’s officers are appointed by, and hold office at the will of its board of directors.

The following table sets forth for each director and executive officer of the Company (1) the person’s name, (2) his or her age at December 31, 2005, (3) the year he or she was first elected as a director of the Company, and (4) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

Name (Age)	Director Since	Position(s) with the Company and business experience
Colin Forkner (62)	2005	Director; Chief Executive Officer
Michael Hahn (47)	2005	Director; President
Richard W. Grinyer (57)	2005	Director; Executive Vice President
Thomas J. Applegate (53)	2006	Director, Partner, CEA, LLP, accounting firm
Michael V. Cummings (64)	2005	Director; Bank Consultant
David E. Davies (71)	2005	Director; Instructor of Managerial Finance at the University of Phoenix
Fred A. deBoom (70)	2005	Director; managing partner in Sonfad Associates, a merger and acquisition consulting firm
David Johnson (59)	2005	Director; Vice President-Finance of Affinity Medical Technologies, LLC
Dennis C. Lindeman (58)	2005	Chairman; Certified Financial Planner
Denis H. Morgan (53)	2005	Director; Civil engineer
James W. Shute (39)	2005	Director; President of J.W. Shute International, a real estate development and consulting firm
John Vuona (48)	2005	Director; Partner, Bentson & Vuona, LLP, accounting firm
Terry Stalk (51)	N/A	Chief Financial Officer

The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities Exchange Act and is not subject to filings required by Section 16 of the Securities Exchange Act.

(b) None.

(c) None.

(d) None.

(e) The board of directors of the Company has determined that the Company has at least one audit committee financial expert serving on its audit committee and has determined that David Johnson satisfies the definition of audit committee financial expert. Mr. Johnson satisfies the standards for independence established by the NASDAQ Stock Market, Inc.

(f) The Company has a separately-designated standing audit committee. Its members are Dennis Lindeman, David Davies, and David Johnson, chairman.

(g) Under the bylaws of the Company, shareholders entitled to vote for the election of directors may nominate persons for election to the board of directors upon delivery of timely written notice to the corporate secretary. To be considered timely, the notice must be delivered or mailed and received at the Company’s principal offices not less than 60 days nor more than 270 days prior to the meeting; provided, however, that in the event less than 30 days’ notice or prior disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be received no later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such disclosure was made.

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

Compliance with Section 16(a) of the Exchange Act - The directors, officers and 10% of more shareholders of the Company are not presently subject to Section 16(a) of the Exchange Act because the Company does not have a class of securities registered under Section 12 of that Act.

Code of ethics - The Company has adopted the Pacific Coast National Bank Code of Ethics applicable to all directors, officers and employees. The code of conduct is publicly available as Exhibit 14 to this Report. If the Company makes any substantive amendments to the code of conduct or grants any waiver, including any implicit waiver, from a provision of the code to the Company’s Chief Executive Officer or Chief Financial Officer, it will disclose the nature of such amendment or waiver in a report on Form 8-K.

Item 10. Executive Compensation

Summary of cash and certain other compensation

The following table sets forth certain summary information concerning the cash and non-cash compensation awarded to, earned by, or paid to the Company’s chief executive officer and any other officer or key employee whose salary and bonus for the fiscal year ended December 31, 2005 exceeded $100,000. No executive officer who would have otherwise been included in such table on the basis of salary and bonus earned for the 2005 fiscal year has been excluded by reason of his or her termination of employment or change in executive status during that year. These four officers are referred to as the named executive officers in this proxy statement.

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary (1)	Bonus	Other Annual Compensation	Securities Underlying Options	All Other Compensation
Colin M. Forkner	2005	216,456	-	5,250	91,200	-
Chief Executive Officer	2004	86,350	-	-	-	-
	2003	-	-	-	-	-

Michael S. Hahn	2005	186,203	-	3,500	91,200	-
President and Chief	2004	94,200	-	-	-	-
Operating Officer	2003	15,700	-	-	-	-

Richard W. Grinyer	2005	183,111	-	3,500	91,200	-
Executive Vice	2004	82,200	-	-	-	-
President and Chief	2003	13,700	-	-	-	-
Credit Officer

Terry A. Stalk	2005	135,628	-	3,500	57,000	-
Executive Vice	2004	31,750	-	-	-	-
President and Chief	2003	-	-	-	-	-
Financial Officer

(1) Includes payments under consulting agreements and employment agreements.

Stock option grants in 2005

The following table provides information concerning individual grants of stock options during calendar year 2005 to each of the named executive officers. All of the stock options were granted at the time that the Bank opened for business and had an exercise price of $10.00 per share, the initial offering price.

	Number of Securities	Percent of Total Options
	Underlying Options	Granted to Employees in	Exercise Price	Expiration
Name	Granted (1)	Fiscal 2005	Per Share	Date
Colin M. Forkner	91,200	25.61%	$10.00	05/16/15
Michael S. Hahn	91,200	25.61%	$10.00	05/16/15
Richard W. Grinyer	91,200	25.61%	$10.00	05/16/15
Terry A. Stalk	57,000	16.01%	$10.00	05/16/15

Aggregate option exercises and fiscal year-end option values

The following table provides information about stock options exercised in 2005 and options held as of December 31, 2005 by each of the named executive officers. Actual gains on exercise, if any, will depend on the value of the Company’s common stock on the date on which the shares are sold.

			Number of Securities Underlying Unexercised Options at December 31, 2005(2)		Value of Unexercised In-the-Money Options at December 31, 2005(3)
Name	Shares Acquired on Exercise	Value Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Colin M. Forkner	-	-	-	91,200	-	$164,160
Michael S. Hahn	-	-	-	91,200	-	$164,160
Richard W. Grinyer	-	-	-	91,200	-	$164,160
Terry F. Stalk	-	-	-	57,000	-	$102,600

Notes to table
(1) “Value Realized” is the difference between the exercise price and the market price on the exercise date, multiplied by the number of options exercised. “Value Realized” numbers do not necessarily reflect what the executive might receive if he or she sells the shares acquired by the option exercise, since the market price of the shares at the time of sale may be higher or lower than the price on the exercise date of the option. In addition, the “Value Realized” numbers do not reflect the tax impact of the exercise.

(2) “Exercisable” refers to those options which were vested while “unexercisable” refers to those options which were unvested.
(3) “Value of Unexercised In-the-Money Options” is the aggregate, calculated on a grant-by-grant basis, of the product of the number of unexercised options at the end of 2005 multiplied by the difference between the exercise price for the grant and the year-end market price, excluding grants for which the difference is equal to or less than zero.

Stock incentive plan

The Company is seeking shareholder approval of the 2005 Stock Incentive Plan at the 2006 annual meeting of shareholders. Set forth below a description of the material terms of the 2005 Stock Incentive Plan.

Overview

The 2005 Stock Incentive Plan has been established for the purpose of (1) enabling the Bank and the Company to attract and retain the best available individuals for positions of substantial responsibility, (2) providing additional incentive to such persons by affording them an equity participation in the Company, (3) rewarding directors, executive officers and employees for their contributions to the Bank and the Company, and (4) promoting the success of the Company’s business by aligning the financial interests of directors, executive officers and employees providing personal services to the Bank and the Company with long-term shareholder value.

Administration of the plan

The 2005 Stock Incentive Plan is being administered by the Compensation Committee, and may be administered by the full board of directors or any committee designated by the board (such committee, or the full board, as the case may be, is referred to as the “Committee”). The Committee has the authority to grant awards under the plan, to determine the terms of each award, to interpret the provisions of the plan and to make all other determinations that it may deem necessary or advisable to administer the plan. The plan authorizes the Committee to grant awards in the form of stock options or restricted stock to eligible persons. The Committee may grant these awards on an individual basis or design a program providing for grants to a group of eligible persons. Among other things, the Committee is authorized to determine, within the limits of the plan, the number of shares of common stock subject to an award, the persons to whom an award is granted and, with respect to a stock option award, the exercise price and forfeiture or termination provisions of each option. Each award will be subject to a separate award agreement which will reflect the terms of the stock option or restricted stock grant.

Shares subject to the plan

The 2005 Stock Incentive Plan provides that the maximum number of shares of the Company’s common stock that may be issued under the plan is 478,800 shares, all of which may be awardable as “incentive stock options.” To the extent that any awards shall terminate, expire or be canceled, the shares subject to the awards shall remain available for issuance pursuant to subsequent stock option or restricted stock awards.

Eligibility and limitations

Stock options granted under the 2005 Stock Incentive Plan provide participants with the right to purchase shares of the Company’s common stock. Both “incentive stock options” and “non-statutory options” may be granted under the 2005 Stock Incentive Plan. Incentive stock options are stock options intended to satisfy the requirements of section 422 of the Internal Revenue Code. As such, incentive stock options may be granted only to employees. In addition, the plan provides that incentive stock options may not be granted to any eligible participant to the extent that the fair market value of all incentive stock option shares that become exercisable for the first time by the participant during any calendar year under all stock option plans exceeds $100,000. Nonstatutory options are stock options that do not satisfy the requirements of section 422 of the Internal Revenue Code and may be granted to employees and non-employee directors and consultants.

Restricted stock awards provide participants with present ownership rights in the Company’s common stock, subject to certain terms, conditions, restrictions and limitations on full ownership that may be designated by the Committee. Restricted stock awards may be granted to employees and non-employee directors and consultants.

Substantially all of the employees of the Company and Bank, and all of the Company’s non-employee directors, will be eligible for participation in the 2005 Stock Incentive Plan. Although authorized under the plan, the Company does not currently anticipate granting options to consultants under the plan.

Exercise price of options

The exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date of grant or less than 110% of the fair market value if the participant owns more than 10% of the Company’s outstanding common stock. When the incentive stock option is exercised, the Company will be entitled to place a legend on the certificates representing the shares of common stock purchased upon exercise of the option to identify them as shares of common stock purchased upon the exercise of an incentive stock option.

The exercise price of non-statutory options may not be less than 100% of the fair market value of the common stock on the date of grant. Fair market value will be determined based upon any reasonable measure of fair market value. The Committee may permit the option holder to pay the exercise price in cash or, upon conditions established by the Committee, by delivery of shares of the Company’s common stock that had been owned by the participant for at least six months prior to the date of exercise.

Term of options

The term of an option will be specified in the applicable stock option agreement. The terms of a particular option agreement may provide that the options will terminate, among other reasons, upon the holder’s termination of employment or other status with the Company or the Bank, upon a specified date, upon the holder’s death or disability or upon the occurrence of a change in control of the Company or the Bank. A stock option agreement may provide that if the holder dies or becomes disabled, the holder’s estate or personal representative may exercise the option. The Committee may, within the terms of the plan and the applicable stock option agreement, cancel, accelerate, pay or continue an option that would otherwise terminate for the reasons discussed above.

The term of an incentive stock option may not exceed ten (10) years from the date of grant; however, any incentive stock option granted to a participant who owns more than 10% of the Company’s outstanding common stock will not be exercisable more than five (5) years after the date the option is granted. Subject to any further limitations in the applicable stock option agreement, if a participant’s employment is terminated, an incentive stock option will expire and become unexercisable no later than three months after the date of termination of employment. If, however, termination of employment is due to death or disability, up to one year may be substituted for the three-month period. Incentive stock options are also subject to the further restriction that the aggregate fair market value, determined as of the date of the grant, of common stock as to which any incentive stock option first becomes exercisable in any calendar year is limited to $100,000 per recipient. If incentive stock options covering common stock with a value in excess of $100,000 first become exercisable in any one calendar year, the excess will be treated as non-qualified stock options. For purposes of determining which options, if any, have been granted in excess of the $100,000 limit, options will be considered in the order they were granted.

Transferability

Awards granted under the 2005 Stock Incentive Plan may not be sold, transferred, assigned, pledged, alienated or encumbered in any manner except by will or by the laws of descent and distribution.

Recapitalizations and reorganizations

In the event of any change in the outstanding shares of stock by reason of any merger, reorganization, consolidation, recapitalization, stock dividend, stock split, reverse stock split, spinoff, combination or exchange of shares or other corporate change, the Committee may, subject to certain restrictions applicable to incentive stock options, make such substitution or adjustment as it deems to be equitable or appropriate as to the maximum number of shares that may be issued under the plan, the number or kind of shares subject to an option, the exercise price of an option, or any other affected terms of any option.

Amendment and termination of the plan

The 2005 Stock Incentive Plan will become effective on the date that the plan is approved by the Company’s shareholders and will continue in effect until all shares issuable under the plan have been purchased or acquired, but in no event may any option be granted under the plan more than 10 years after it was adopted. The termination of the plan generally will not have any effect on outstanding stock option or restricted stock award.

The Committee may amend, alter, suspend, or terminate the plan at any time; provided that no amendment, alteration, suspension or termination may be made that would substantially impair any award previously granted to without the consent of the participant.

Federal income tax consequences

The following discussion outlines generally the federal income tax consequences of participation in the 2005 Stock Incentive Plan. Individual circumstances may vary and each participant should rely on his or her own tax counsel for advice regarding federal income tax treatment under the plan.

Incentive Stock Options. A participant will not be taxed upon the grant or exercise of all or any portion of an incentive stock option. Instead, the participant will be taxed when he or she sells the shares of common stock purchased upon exercise of the incentive stock option. The participant will be taxed on the difference between the price he or she paid for the common stock and the amount for which he or she sells the common stock. If the participant does not sell the shares of common stock prior to two years from the date of grant of the incentive stock option and one year from the date the common stock is transferred to him or her, any gain will be a capital gain, and the Company will not be entitled to a corresponding deduction. If the participant sells the shares of common stock at a gain before that time, the difference between the amount the participant paid for the common stock and the lesser of its fair market value on the date of exercise or the amount for which the stock is sold will be taxed as ordinary income, and the Company will be entitled to a corresponding deduction. If the participant sells the shares of common stock for less than the amount he or she paid for the stock prior to the one- or two-year period indicated, no amount will be taxed as ordinary income, and the loss will be taxed as a capital loss. Exercise of an incentive stock option may subject a participant to, or increase a participant’s liability for, the alternative minimum tax.

Non-Statutory Options. A participant will not be taxed upon the grant of a non-statutory option or at any time before the exercise of the option or a portion of the option. When the participant exercises a non-statutory option or portion of the option, he or she will recognize compensation taxable as ordinary income in an amount equal to the excess of the fair market value of the common stock on the date the option is exercised over the price paid for the common stock, and the Company will then be entitled to a corresponding deduction. Depending upon the time period for which shares of common stock are held after exercise of a non-statutory option, the sale or other taxable disposition of shares acquired through the exercise of a non-statutory option generally will result in a short- or long-term capital gain or loss equal to the difference between the amount realized on the disposition and the fair market value of such shares when the non-statutory option was exercised.

Restricted stock. A participant will generally not be taxed upon the grant of a restricted stock award or at any time before the restricted stock becomes freely transferable or ceases to be subject to a “substantial risk of forfeiture.” Generally speaking, the tax burden associated with restricted stock typically will be incurred when the vesting period or restrictions lapse. At that time, the participant will recognize compensation taxable as ordinary income in an amount equal to the difference between the fair market value of the restricted stock at the time of vesting and the amount (if any) paid for the restricted stock, and the Company will recognize a corresponding deduction. In addition, the participant’s holding period in the stock would also begin at the time of vesting.

The Internal Revenue Code also permits a participant to make a special election to recognize taxable income at the time of grant, rather than upon vesting, in which case the participant would recognize compensation taxable as ordinary income in an amount equal to the difference between the fair market value of the restricted stock at the time of grant and the amount (if any) paid for the restricted stock, and the Company would recognize a corresponding deduction. The election also causes the participant’s holding period to begin at the time of grant. By making this election, participants are not subject to income tax when the shares vest and are not subject to further tax until the shares are sold. However, if a participant were to leave the company prior to vesting, he or she would not be entitled to any refund of taxes previously paid or a tax loss with respect to the stock forfeited.

Depending upon the time period for which the shares of common stock are held after vesting or, in the case of the special tax election, after grant, the sale or other taxable disposition of shares acquired by means of a restricted stock grant generally will result in a short- or long-term capital gain or loss equal to the difference between the amount realized on the disposition and the participant’s tax basis in the stock. The participant’s tax basis would generally be equal to the amount he or she paid for the restricted stock and the amount included as ordinary income upon grant or vesting, as applicable.

Plan benefits

In accordance with the terms of their respective employment agreements, the Company has issued options to purchase 91,200 shares of common stock to each of Colin M. Forkner, Michael S. Hahn and Richard W. Grinyer and options to purchase 57,000 shares of common stock to Terry A. Stalk. Each of these option grants was made under the Company’s 2005 Stock Incentive Plan. To date, the Company has not issued any shares of restricted stock under the 2005 Stock Incentive Plan. Except as noted above, it is not possible to determine the number of stock options or shares of restricted stock that may be awarded under the 2005 Stock Incentive Plan to any particular individual.

Consulting agreements

On February 1, 2004, the Company entered into a consulting agreement with Mr. Forkner, providing for the payment of $7,850 per month in connection with his activities in organizing the Company and the Bank. In addition, the consulting agreement provided for deferred compensation of $5,083 per month to be paid on the date the Bank opened for business.

On November 1, 2003, the Company entered into a consulting agreement with Mr. Hahn, providing for the payment of $7,850 per month in connection with his activities in organizing the Company and the Bank. In addition, the consulting agreement provided for deferred compensation of $3,834 per month to be paid on the date the Bank opened for business.

On November 1, 2003, the Company entered into a consulting agreement with GRCAC, LLC, providing for the payment of $6,850 per month in connection with its activities in organizing the Company and the Bank. In addition, the consulting agreement provided for deferred compensation of $4,000 per month to be paid on the date the Bank opened for business. GRCAC, LLC is a California limited liability company organized by Richard W. Grinyer for the purpose of providing consulting services to Pacific Coast National Bancorp and the Bank in connection with the organization and pre-opening activities of each entity. Richard Grinyer is the managing member of GRCAC, LLC.

On August 1, 2004, the Company entered into a consulting agreement with Terry A. Stalk, providing for the payment of $6,350 per month in connection with her activities in organizing the Company and the Bank. In addition, the consulting agreement provided for deferred compensation of $3,250 per month to be paid on the date the Bank opened for business.

Employment agreements

The Company has engaged the services of four senior executive officers at the Bank: Colin M. Forkner, the Bank’s Chief Executive Officer; Michael S. Hahn, the Bank’s President and Chief Operating Officer; Richard W. Grinyer, the Bank’s Chief Credit Officer; and Terry A. Stalk, the Bank’s Chief Financial Officer. Each of these persons has entered into an employment agreement with the Bank, and those agreements are described below. The Company has not entered into employment agreements with any of the Bank’s employees other than Messrs. Forkner, Grinyer and Hahn and Ms. Stalk. All of its other employees are employees-at-will serving at the pleasure of the board of directors.

Colin M. Forkner. The Bank has entered into an employment agreement with Colin M. Forkner regarding his employment as Vice Chairman and Chief Executive Officer. The agreement will continue in effect through December 31, 2007 (with certain exceptions), and will automatically renew thereafter for successive one-year terms unless the Bank provides notice that it will not seek to renew the agreement.

Under the terms of the agreement, Mr. Forkner receives a base salary of $160,000 per year. Following the first year of the agreement, the base salary will be reviewed by the board of directors of the Bank and may be increased as a result of that review. Mr. Forkner is also eligible to participate in any executive incentive bonus plan and all other benefit programs adopted by the Bank. Mr. Forkner also receives other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and an automobile allowance. In addition, the agreement states that the Bank will maintain a split dollar life insurance policy in the amount of $1,000,000, for the benefit of Mr. Forkner. As of December 31, 2005, this had not been put into place. A one-year term policy for $1,000,000 was put into place for Mr. Forkner in January 2006.

Under the terms of his agreement, Mr. Forkner has also received a grant of options to acquire 91,200 shares of the Company’s common stock at an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant of the options. Of these options, 30,000 are being treated as incentive stock options and 61,200 are being treated as non-statutory stock options. All of the options vest ratably over a period of three years beginning on the first anniversary of the date that the Bank opened for business.

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

The agreement also generally provides non-competition and non-solicitation provisions that would apply for a period of one year following the termination of Mr. Forkner’s employment. The non-competition provision is limited in scope to twenty miles from the main office of the Bank.

Michael S. Hahn. The Bank has entered into an employment agreement with Michael Hahn regarding his employment as President and Chief Operating Officer of the Bank. The agreement will continue in effect through December 31, 2009 (with certain exceptions), and will automatically renew thereafter for successive one-year terms unless the Bank provides notice that it will not seek to renew the agreement.

Under the terms of the agreement, Mr. Hahn receives a base salary of $135,000 per year. Following the first year of the agreement, the base salary will be reviewed by the board of directors of the Bank and may be increased as a result of that review. Mr. Hahn is also eligible to participate in any executive incentive bonus plan and all other benefit programs adopted by the Bank. Mr. Hahn also receives other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and an automobile allowance In addition, the agreement states that the Bank will maintain a split dollar life insurance policy in the amount of $1,000,000, for the benefit of Mr. Hahn. As of December 31, 2005, this had not been put into place. A one-year term policy for $1,000,000 was put into place for Mr. Hahn in January 2006.

Under the terms of his agreement, Mr. Hahn has also received a grant of options to acquire 91,200 shares of the Company’s common stock at an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant of the options. Of these options, 30,000 are being treated as incentive stock options and 61,200 are being treated as non-statutory stock options. All of the options vest ratably over a period of three years beginning on the first anniversary of the date that the Bank opened for business.

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

The agreement also generally provides non-competition and non-solicitation provisions that would apply for a period of one year following the termination of Mr. Hahn’s employment. The non-competition provision is limited in scope to fifty miles from the main office of the Bank.

Richard W. Grinyer. The Bank has also entered into an employment agreement with Richard Grinyer regarding his employment as Executive Vice President and Chief Credit Officer of the Bank. The agreement will continue in effect through December 31, 2009 (with certain exceptions), and will automatically renew thereafter for successive one-year terms unless the Bank provides notice that it will not seek to renew the agreement.

Under the terms of the agreement, Mr. Grinyer receives a base salary of $125,000 per year. Following the first year of the agreement, the base salary will be reviewed by the board of directors of the Bank and may be increased as a result of that review. Mr. Grinyer is also eligible to participate in any executive incentive bonus plan and all other benefit programs adopted by the Bank. Mr. Grinyer also receives other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and an automobile allowance. In addition, the agreement states that the Bank will maintain a split dollar life insurance policy in the amount of $1,000,000, for the benefit of Mr. Grinyer. As of December 31, 2005, this had not been put into place. A one-year term policy for $1,000,000 was put into place for Mr. Grinyer in January 2006.

Under the terms of his agreement, Mr. Grinyer has also received a grant of options to acquire 91,200 shares of the Company’s common stock at an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant of the options. Of these options, 30,000 are being treated as incentive stock options and 61,200 are being treated as non-statutory stock options. All of the options vest ratably over a period of three years beginning on the first anniversary of the date that the Bank opened for business.

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

The agreement also generally provides non-competition and non-solicitation provisions that would apply for a period of one year following the termination of Mr. Grinyer’s employment. The non-competition provision is limited in scope to fifty miles from the main office of the Bank.

Terry A. Stalk. The Bank has entered into an employment agreement with Terry A. Stalk regarding her employment as Executive Vice President and Chief Financial Officer of the Bank. The agreement will continue in effect through December 31, 2009 (with certain exceptions), and will automatically renew thereafter for successive one-year terms unless the Bank provides notice that it will not seek to renew the agreement.

Under the terms of the agreement, Ms. Stalk receives a base salary of $125,000 per year. Following the first year of the agreement, the base salary will be reviewed by the board of directors of the Bank and may be increased as a result of that review. Ms. Stalk is also eligible to participate in any executive incentive bonus plan and all other benefit programs adopted by the Bank. Ms. Stalk also receives other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and an automobile allowance. In addition, the agreement states that the Bank will maintain a split dollar life insurance policy in the amount of $1,000,000, for the benefit of Ms. Stalk. As of December 31, 2005, this had not been put into place. A one-year term policy for $1,000,000 was put into place for Ms. Stalk in January 2006.

Under the terms of her agreement, Ms. Stalk has also received a grant of options to acquire 57,000 shares of the Company’s common stock at an exercise price of $10.00 per share, exercisable within ten (10) years from the date of grant of the options. Of these options, 30,000 are being treated as incentive stock options and 27,000 are being treated as non-statutory stock options. All of the options vest ratably over a period of three years beginning on the first anniversary of the date that the Bank opened for business.

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

The agreement also generally provides non-competition and non-solicitation provisions that would apply for a period of one year following the termination of Ms. Stalk’s employment. The non-competition provision is limited in scope to fifty miles from the main office of the Bank.

Health and insurance benefits

The Bank’s full-time officers and employees are provided hospitalization and major medical insurance. The Bank pays a substantial part of the premiums for these coverages. All insurance coverage under these plans is provided under group plans on generally the same basis to all full-time employees. In addition, the Bank maintains term life insurance, which provides benefits to all employees who have completed one month of full-time employment with the Bank.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Securities authorized for issuance under equity compensation plans

On April 20, 2005, the Company’s board of directors formally adopted the 2005 Stock Incentive Plan, subject to shareholder approval. The 2005 Stock Incentive Plan provides for equity-based compensation incentives through the grant of stock options or restricted stock awards. The plan has reserved 478,800 shares of common stock for issuance pursuant to stock options or restricted stock awards.

The following table sets forth the number of options granted in 2005, subject to shareholder approval of the plan, and the weighted average exercise price.

	2005
		Weighted-
		Average
	Shares	Exercise Price
Outstanding at beginning of year	-	$-
Granted	356,050	$10.04
Exercised	-	$-
Forfeited	(2,250)	$10.00
Outstanding at end of year	353,800	$10.04
Options exercisable at year-end	-	$-

Shareholder approval of the 2005 Stock Incentive Plan is being sought at the 2006 annual meeting of shareholders. For a description of the material terms of the 2005 Stock Incentive Plan, please see the section “Part III - Item 10 - Executive compensation - Stock incentive plan.”

Security ownership of certain beneficial owners and management

This following table sets forth information regarding the beneficial ownership of the Company’s common stock as of February 24, 2006, for:

● each person known by the Company to own beneficially more than 5% of its common stock;

● each named officer named in the summary compensation table;

● each of the Company’s directors and director nominees; and

● all of the Company’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The applicable percentage of ownership for each shareholder is based on 2,280,000 shares of common stock outstanding as of February 24, 2006. In addition, shares of common stock issuable upon exercise of options and other rights beneficially owned that are exercisable on or before May 16, 2006, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person.

Name of Beneficial Owners	Number of Shares Beneficially Owned	Percent of Class
Greater Than 5% Shareholders:
None

Directors and Named Executive Officers:
Thomas J. Applegate	6,000(2)	*
Michael Cummings	5,200(2)(3)	*
David E. Davies	4,300(2)(3)	*
Fred A. deBoom	10,000(2)(3)	*
Colin Forkner	36,400(2)(4)	1.57%
Richard Grinyer	70,400(1)(2)(4)	3.03%
Michael Hahn	52,400(1)(2)(4)	2.26%
David Johnson	16,000(2)(3)	*
Dennis C. Lindeman	35,960(2)(6)	1.57%
Denis Hugh Morgan	40,000(1)(2)	1.74%
James Shute	25,600(1)(2)	1.12%
John Vuona	6,400(2)(3)	*
Terry Stalk	25,000(2)(5)	1.09%
All directors and executive officers as a group	333,660	13.40%

Notes to beneficial ownership table
(1)	Includes organizer warrants to acquire 10,000 shares of common stock.
(2)	Includes shareholder warrants to acquire one share for each five shares purchased in the offering.
(3)	Includes outside director warrants to acquire 4,000 shares of common stock per outside director.
(4)	Includes options to acquire 30,400 shares of common stock, which will become exercisable within sixty days following the date of this proxy statement.
(5)	Includes options to acquire 19,000 shares of common stock, which will become exercisable within sixty days following the date of this proxy statement.
(6)	Includes organizer warrants to acquire 14,000 shares of common stock.

Item 12. Certain Relationships and Related Transactions

The Company and Bank expect to enter into banking and other business transactions in the ordinary course of business with its directors and officers, including members of their families and corporations, partnerships or other organizations in which they have a controlling interest. If these transactions occur, each transaction will be on the following terms:

●
In the case of banking transactions, each transaction will be on substantially the same terms, including price or interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to the Bank;

●	In the case of business transactions, each transaction will be on terms no less favorable than could be obtained from an unrelated third party; and

●	In the case of all related party transactions, each transaction will be approved by a majority of the directors, including a majority of the directors who do not have an interest in the transaction.

In the case of loans to related parties or loan guarantees by related parties:

●	the loans will be evidenced by promissory notes naming the Bank as payee;

●	the terms of the loans will be comparable to those normally assessed by other lenders for similar loans made in the Bank’s primary market area;

●	the loans will be repaid pursuant to appropriate amortization schedules and contain default provisions comparable to those normally used by other commercial lenders for similar loans;

●
the loans will be made only if credit reports and financial statements show the loans to be collectible and the borrowers are satisfactory credit risks, in light of the nature and terms of the loans and other circumstances;

●	the loans meet the loan policies normally used by other commercial lenders for similar loans;

●	the purpose of the loans and the disbursements of proceeds will be reviewed and monitored in a manner comparable to that normally used by commercial lenders for similar loans; and

●	the loans will not violate the requirements of any banking or other financial institution’s regulatory authority.

Organizational advances

The Company’s organizers advanced funds for organizational and other pre-opening expenses prior to the time that the Bank opened for business. The advances were noninterest bearing and had no stated maturity. The Company repaid the advances from the proceeds of the initial public offering upon the opening of the Bank. In addition, in exchange for undertaking this obligation, the organizers received, in the aggregate, warrants to purchase 234,000 shares of the Company’s common stock. These warrants are exercisable at a price of $10.00 per share and may be exercised at any time within ten years of the date that the Bank opened for business.

Item 13.  Exhibits

(a)  Exhibits

Number	Description
3.1	Articles of incorporation*
3.2	Bylaws*
4.1	Specimen common stock certificate*
4.2	See Exhibits 3.1 and 3.2 for provisions of the articles of incorporation and bylaws defining rights of holders of the common stock
10.1	Form of engagement letter for consulting services by and between Bankmark & Financial Marketing Services and Pacific Coast National Bancorp regarding marketing*
10.2	Form of engagement letter for consulting services by and between Bankmark & Financial Marketing Services and Pacific Coast National Bancorp regarding regulatory application*
10.4	Form of Pacific Coast National Bancorp Organizers' Warrant Agreement*
10.5	Form of Pacific Coast National Bancorp Shareholders' Warrant Agreement*
10.6	Pacific Coast National Bancorp 2005 Stock Incentive Plan+*
10.7	Form of Employment Agreement by and between Pacific Coast National Bancorp and Michael Hahn+*
10.8	Form of Employment Agreement by and between Pacific Coast National Bancorp and Richard Grinyer+*
10.9	Form of Employment Agreement by and between Pacific Coast National Bancorp and Colin Forkner+*
10.10	Form of Employment Agreement by and between Pacific Coast National Bancorp and Terry Stalk+*
10.11	Consulting Agreement by and between Pacific Coast National Bancorp and Michael Hahn+*
10.12	Consulting Agreement by and between Pacific Coast National Bancorp and GRCAC, LLC+*
10.13	Consulting Agreement by and between Pacific Coast National Bancorp and Colin Forkner+*
10.14	Consulting Agreement by and between Pacific Coast National Bancorp and Terry Stalk+*
10.15	First Amendment to Consulting Agreement by and between Pacific Coast National Bancorp and Michael Hahn+*
10.16	First Amendment to Consulting Agreement by and between Pacific Coast National Bancorp and GRCAC, LLC +*
10.17	First Amendment to Consulting Agreement by and between Pacific Coast National Bancorp and Colin Forkner+*
10.18	First Amendment to Consulting Agreement by and between Pacific Coast National Bancorp and Terry Stalk+*
10.19	Form of Incentive Stock Option Agreement+
10.20	Form of Nonqualified Stock Option Agreement+
14	Code of Ethics
21	Subsidiaries of Registrant
23	Consent of Independent Accountants
31.1	Certification of Chief Executive Officer Pursuant to Rule 15d-15(e) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rule 15d-15(e) of the Securities Exchange Act
32	Certification Pursuant to Rule 14d-14(b) of the Securities Exchange Act and 18 U.S.C. Sec.1350.

* Previously filed as an exhibit to the registration statement on Form SB-2 filed by the registrant with the Securities and Exchange Commission on September 8, 2004.
+ Indicates a compensatory plan or contract.

(b) None

Item 14. Principal Accounting Fees and Services.

The following table shows the amounts billed to the Company by its independent auditors for the last two fiscal years.

	2005	2004
Audit Fees	$13,000	$3,000
Audit-related Fees	-	-
Tax Fees	3,000	-
All Other Fees	-	-
Total	$16,000	$3,000

As defined by the Securities and Exchange Commission, (i) “audit fees” are fees for professional services rendered by the company’s principal accountant for the audit of the company’s annual financial statements and review of financial statements included in the company’s Form 10-QSB, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by the company’s principal accountant that are reasonably related to the performance of the audit or review of the company’s financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by the company’s principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by the company’s principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Under applicable Securities and Exchange Commission rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The Securities and Exchange Commission’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors.

Consistent with the Securities and Exchange Commission’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to the Company or any of its subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC COAST NATIONAL BANCORP By: /s/ Colin M. Forkner Colin M. Forkner Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Colin Forkner	Director	March 24, 2006
Colin Forkner

/s/ Thomas J. Applegate	Director	March 24, 2006
Thomas J. Applegate

/s/ Michael Cummings	Director	March 24, 2006
Michael Cummings

/s/ David E. Davies	Director	March 24, 2006
David E. Davies

/s/ Fred A. de Boom	Director	March 24, 2006
Fred A. de Boom

/s/ Richard Grinyer	Director	March 24, 2006
Richard Grinyer

/s/ Michael Hahn	Director	March 24, 2006
Michael Hahn

/s/ David Johnson	Director	March 24, 2006
David Johnson

SIGNATURE	TITLE	DATE

/s/ Dennis Lindeman	Director	March 24, 2006
Dennis Lindeman

/s/ Denis H. Morgan	Director	March 24, 2006
Denis H. Morgan

/s/ James W. Shute	Director	March 24, 2006
James W. Shute

/s/ Jack Vuona	Director	March 24, 2006
Jack Vuona

/s/ Terry Stalk	Principal Financial Officer	March 24, 2006
Terry Stalk

 PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

FINANCIAL STATEMENTS
WITH
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
December 31, 2005 and 2004

Vavrinek, Trine, Day & Co., LLP Certified Public Accountants & Consultants	VALUE THE DIFFERENCE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pacific Coast National Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of Pacific Coast National Bancorp and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Coast National Bancorp and Subsidiary as of December 31, 2005 and 2004, and the results of its operations and cash flows for the two years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Laguna Hills, California
January 6, 2006

25231 Paseo De Alicia, Suite 100   Laguna Hills, CA 92653   Tel: 949.768.0833   Fax: 949.768.8408   www.vtdcpa.com
FRESNO • LAGUNA HILLS • PALO ALTO • PLEASANTON • RANCHO CUCAMONGA

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

ASSETS

	2005	2004
Cash and due from banks	$1,699,481	$57,270
Federal funds sold	6,580,000	-
TOTAL CASH AND CASH EQUIVALENTS	8,279,481	57,270
Time deposits in other financial institutions	2,750,000	-
Securities held to maturity	7,997,943	-
Loans, net	10,230,122	-
Premises and equipment, net	1,154,066	80,360
Federal Reserve Bank stock, at cost	553,700	-
Accrued interest and other assets	244,853	63,112
	$31,210,165	$200,742

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand	$4,266,093	$-
Interest-bearing demand and NOW accounts	788,633	-
Money market	3,332,615	-
Savings	86,283	-
Time certificates of deposit of $100,000 or more	2,412,465	-
Other time certificates of deposit	1,467,341	-
TOTAL DEPOSITS	12,353,430	-
Note payable	-	825,000
Due to organizers	-	735,000
Accrued interest and other liabilities	146,509	236,623
TOTAL LIABILITIES	12,499,939	1,796,623
Commitments and contingencies	-	-
Shareholders' equity
Common stock - $0.01 par value; 10,000,000 shares authorized; issued and outstanding: 2,280,000 shares at December 31, 2005 and none outstanding at December 31, 2004	22,800	-
Additional paid-in capital	23,271,720	-
Accumulated deficit	(4,584,294)	(1,595,881)
TOTAL SHAREHOLDERS' EQUITY	18,710,226	(1,595,881)
	$31,210,165	$200,742

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
Years Ended December 31, 2005 and 2004

	2005	2004
Interest income
Interest and fees on loans	$230,166	$-
Federal funds sold	307,687	-
Investment securities	128,206	-
Other	135,582	-
	801,641	-
Interest expense
Time certificates of deposit of $100,000 or more	25,748	-
Other deposits	51,084	-
Other	30,022	8,204
	106,854	8,204
Net interest income	694,787	(8,204)
Provision for loan losses	87,208	-
Net interest income after
provision for loan losses	607,579	(8,204)
Noninterest income
Service charges and fees	3,416	-
Other income	4,379	-
	7,795	-
Noninterest expense
Salaries and employee benefits	1,340,480	22,405
Occupancy	448,183	76,916
Professional services	623,972	1,243,934
Data processing	223,624	-
Office expenses	84,871	-
Marketing	164,221	-
Stock warrants granted to organizers	494,520	-
Other	222,316	96,694
	3,602,187	1,439,949
Loss before income taxes	(2,986,813)	(1,448,153)
Provision for income taxes	1,600	825
Net loss	$(2,988,413)	$(1,448,978)
Per share data
Weighted-average shares outstanding	2,280,000	-
Net loss, basic	$(1.31)	$-

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(2,988,413)	$(1,448,978)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	119,668	-
Provision for loan losses	87,208	-
Provision for off balance sheet contingencies	15,847	-
Amortization (accretion) of investment securities	133	-
Noncash compensation expense for organizer warrants	494,520	-
Other items, net	(287,703)	173,511
Net cash used by operating activities	(2,558,740)	(1,275,467)
Cash flows from investing activities:
Purchases of time deposits in other financial institutions	(2,750,000)	-
Purchases of investment securities held to maturity	(7,998,075)	-
Purchase of Federal Reserve Bank stock	(553,700)	-
Net change in loans	(10,317,330)	-
Purchases of bank premises and equipment	(1,193,374)	(72,106)
Net cash used in investing activities	(22,812,479)	(72,106)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	8,473,624	-
Net increase in time deposits	3,879,806	-
Advances from (repayments to) organizers	(735,000)	315,000
Net change in borrowings	(825,000)	825,000
Proceeds from sale of common stock	22,800,000	-
Net cash provided by financing activities	33,593,430	1,140,000
Net increase in cash and cash equivalents	8,222,211	(207,573)
Cash and cash equivalents at beginning of year	57,270	264,843
Cash and cash equivalents at end of year	$8,279,481	$57,270
Supplemental disclosure of cash flow information:
Interest paid	$73,302	$8,204
Income taxes paid	$1,600	$825

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2005 and 2004

	Shares	Common	Additional Paid-in	Accumulated
	Outstanding	Stock	Capital	Deficit	Total
Balance at January 1, 2004	-	$-	$-	$(146,903)	$(146,903)
Net Loss				(1,448,978)	(1,448,978)
Balance at December 31, 2004	-	-	-	(1,595,881)	(1,595,881)
Initial Capitalization	2,280,000	22,800	22,777,200	-	22,800,000
Warrant Grants	-	-	494,520	-	494,520
Net Loss	-	-	-	(2,988,413)	(2,988,413)
Balance at December 31, 2005	2,280,000	$22,800	$23,271,720	$(4,584,294)	$18,710,226

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Pacific Coast National Bancorp, a bank holding company, is a California corporation that incorporated on July 2, 2003. Pacific Coast National Bank (the “Bank”), chartered as a national bank by the Office of the Comptroller of the Currency, is a wholly-owned subsidiary of Pacific Coast National Bancorp. The Bank has been organized as a single operating segment and maintains two branches in southern Orange and northern San Diego Counties. The Bank is primarily in the business of taking deposits from and making loans to businesses and individuals throughout Orange and San Diego counties. The Bank’s primary source of revenue is interest income from loans to customers. The Bank’s customers are predominantly small and middle-market businesses and individuals. The Bank opened for business on May 16, 2005.

Principles of Consolidation

The financial statements include the accounts of Pacific Coast National Bancorp and the Bank, collectively referred to herein as the “Company.” All significant intercompany transactions have been eliminated.

Basis of Presentation

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the Unites States of America and prevailing practices within the banking industry. A summary of the significant accounting policies consistently applied in preparation of the accompanying financial statements follows:

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

Presentation of Cash Flows

For the purposes of reporting cash flows, cash and cash equivalents includes cash, noninterest-earning deposits and federal funds sold. Generally, federal funds are sold for one day periods.

Cash and Due From Banks

The Company maintains amounts due from banks which exceed federally insured limits. The Company has not experienced nor does it anticipate any losses in such accounts.

Investment Securities

Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Investments not classified as trading securities nor as held-to-maturity

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Investment Securities - Continued

securities are classified as available-for-sale securities and recorded at fair value. Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in shareholders’ equity. Premiums or discounts on held-to-maturity and available-for-sale securities are amortized or accreted into income using the interest method. Realized gains or losses on sales of held-to-maturity or available-for-sale securities are recorded using the specific identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the board of directors. The Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons.

The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of impairment is based on the expected future cash flows of an impaired loan, which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Company selects the measurement method on a loan- by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral. The Company recognizes interest income on impaired loans based on its existing methods of recognizing interest income on nonaccrual loans.

Provision and Allowance for Loan Losses

Implicit in the Company’s lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with the loan portfolio, additions are made to the allowance for loan losses in the form of direct charges against income to ensure that the allowance is available to

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Provision and Allowance for Loan Losses - Continued

absorb possible loan losses. The factors that influence the amount include, among others, the remaining collateral and/or financial condition of the borrowers, historical loan loss experience, changes in the size and composition of the loan portfolio, and current economic conditions. The amount of the allowance equals the cumulative total of the provisions made to date, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.

In addition, a separate allowance for credit losses on off-balance sheet credit exposures is maintained for the undisbursed portion of approved loans. Although the loss exposure to the Company is reduced because the funds have not been released to the borrower, under certain circumstances the Company may be required to continue to disburse funds on a troubled credit.

Interest and Fees on Loans

Interest income is recognized daily in accordance with the terms of the note based on the ending principal balance. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is past due 90 days based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectibility. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. During 2005, no loans were designated as nonaccrual loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

Other Real Estate Owned

Other real estate owned represents real estate acquired through foreclosure and is carried at the lower of the recorded investment in the property or its fair value. Prior to foreclosure, the value of the underlying loan is written down to the fair market value of the real estate to be acquired by a charge to the allowance for credit losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income, are included in other expenses. During 2005 the Company did not foreclose on any real estate.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. A valuation allowance is established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods.

Advertising Costs

The Company expenses the costs of advertising in the period incurred.

Comprehensive Income

Statement of Financial Accounting Standard (“SFAS”) No. 130, "Reporting Comprehensive Income" (SFAS No. 130) requires the disclosure of comprehensive income and its components. For the years ended December 31, 2005 and 2004, the Company had no components of comprehensive income other than net losses from operations.

Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note J. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period would be included in diluted loss per share; however, the effect of potential shares is antidilutive during all periods presented. As a result, the Company only reports basic loss per share.

The weighted-average shares outstanding for 2005 were 2,280,000. There were no shares outstanding in 2004.

Stock-Based Compensation

The Company accounts for stock-based employee compensation as prescribed by Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related Interpretations, which is permitted under SFAS No. 123. APB Opinion No. 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock options granted. SFAS No. 123 requires pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock-Based Compensation - Continued

The Bank accounts for stock options and warrants issued to non-employees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods and Services.” Accordingly, the Bank has recorded compensation costs for stock-based compensation issued to non-employees in the amount of $494,520 in 2005.

The Company has not presented pro forma information related to employee option grants because its stock incentive plan is subject to shareholder approval.

In connection with the Company’s initial stock offering, the Company’s outside Directors were awarded a total of 64,000 warrants in recognition of the expertise imparted, time expended and the substantial financial risks undertaken by the Directors. Since these warrants were not subject to shareholder approval, pro forma disclosure is presented below.

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

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested director warrants:

	2005	2004
Net Loss:
As reported	$(2,988,413)	$(1,448,978)
Fair value based director warrants	(210,994)	-
Pro forma net loss	$(3,199,407)	$(1,448,978)
Basic loss per share:
As reported	$(1.31)	$-
Pro forma	$(1.40)	$-

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock-Based Compensation - Continued

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised), Share-Based Payment. This standard revises SFAS 123, APB 25 and related accounting Interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123 (Revised) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Currently, the Company uses the intrinsic value method of APB 25 to value share-based options granted to employees and board members. The new standard requires the expensing of all share-based compensation, including options, using the fair value-based method. The effective date of this standard for the Company will be January 1, 2006. Management is currently assessing the impact that this new standard will have on the Company’s financial statements.

During 2005, the Company granted options to employees from its 2005 Stock Incentive Plan that are subject to shareholder approval in April 2006 (see Note H). The Company will begin to record compensation expense in accordance with SFAS 123 (Revised) for these and any future options granted once shareholder approval is obtained. The Company is unable to estimate the impact of this Statement on its financial condition and results of operations as the decision to grant option awards is made annually on a case-by-case basis. The actual amount of expense will be based on the fair value of the Company’s stock when the Plan is approved and will be increased for any additional grants that are made in 2006. However, based on the current fair value of the Company’s stock, a risk-free rate of 4.15%, expected volatility of 25%, and an expected life of 6.5 years, the amount of compensation expense in 2006 related to options granted in 2005 is estimated to be approximately $750,000.

Disclosure About Fair Value of Financial Instruments

SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments. The Company’s estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements subsequent to the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying notes.

Reclassifications

Certain reclassifications have been made in the 2004 consolidated financial statements to conform to the presentation used in 2005.  These classifications are of a normal recurring nature.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE B - INVESTMENT SECURITIES

The amortized cost, carrying value and estimated fair values of investment securities as of December 31, 2005 are as follows:

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities held to maturity:
December 31, 2005
U.S. Government and Agency Securities	$7,997,943	$-	$(30,063)	$7,967,880

There were no securities outstanding as of December 31, 2004.

The amortized cost and estimated fair value of debt securities at December 31, 2005, by contractual maturity, are shown below. Mortgage-backed securities are classified in accordance with their estimated lives. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations.

	Amortized	Estimated
	Cost	Fair Value
Securities held to maturity, due in one year or less	$7,997,943	$7,967,880

The gross unrealized loss and related estimated fair value of investment securities that have been in a continuous loss position for less than twelve months and over twelve months at December 31, 2005 are as follows:

	Less than Twelve Months		Over Twelve Months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
U.S. Government and Agency Securities	$(30,063)	$7,967,880	$-	$-	$(30,063)	$7,967,880

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2005, no declines are deemed to be other than temporary.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE C - LOANS

The Company’s loan portfolio generally consists of loans to borrowers within southern Orange and northern San Diego counties in California. However, the collateral for these loans may sometimes be located outside of California. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company’s market areas. As a result, the Company’s loan and collateral portfolios are, to some degree, concentrated in those industries.

The composition of the loan portfolio at December 31, 2005 is as follows:

	2005	2004
Real estate	$7,791,112	$-
Commercial	2,483,127	-
Consumer	72,259	-
	10,346,498	-
Deferred loan fees	(29,168)	-
Allowance for loan losses	(87,208)	-
	$10,230,122	$-

There were no loans outstanding as of December 31, 2004.

Changes in the allowance for loan losses are summarized as follows:

2005
Balance at beginning of year	$-
Provision charged to expense	87,208
Loans charged off	-
Recoveries on loans previously charged off	-
Balance at end of year	$87,208

As of December 31, 2005, the Company had no nonaccrual or past due loans.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE D - COMPANY PREMISES AND EQUIPMENT

The composition of Company premises and equipment at December 31 is as follows:

	2005	2004
Bank premises	$311,262	$-
Furniture, fixtures and equipment	962,472	80,360
	1,273,734	80,360
Less accumulated depreciation	119,668	-
	$1,154,066	$80,360

NOTE E - DEPOSITS

At December 31, 2005, the scheduled maturities of time deposits are as follows:

Due in one year	$3,879,806

NOTE F - OTHER BORROWINGS

The Company may borrow up to $3,000,000 overnight on an unsecured basis from a correspondent bank. As of December 31, 2005, no amounts were outstanding under these arrangements.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE G - INCOME TAXES

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition at December 31:

	2005	2004
Deferred tax assets:
Pre-Opening Expenses	$1,130,000	$654,000
Net loss carryforward	822,000	-
Other	7,000	-
Total deferred tax assets	1,959,000	654,000
Deferred liabilities:
Tax over book depreciation	(29,000)	-
Allowance for loan losses	(8,000)	-
Accrual to cash	(36,000)	-
Total deferred tax liabilities	(73,000)	-
Net deferred tax assets	1,886,000	654,000
Valuation Allowance	(1,886,000)	(654,000)
Net deferred taxes	$-	$-

The valuation allowance was established because the Company has not reported earnings sufficient enough to support the recognition of the deferred tax assets. The Company has net operating loss carryforwards of approximately $2,018,000 for federal income and $2,016,000 for California franchise tax purposes. Federal net operating loss carry forwards, to the extent not used, will expire in 2025. California net operating loss carry forwards, to the extent not used, will expire in 2015.

NOTE H - STOCK OPTIONS

The Company sponsors a compensatory incentive and non-qualified stock incentive plan which provides certain key employees and the Board of Directors with the option to purchase shares of common stock. Under the 2005 Stock Incentive Plan, the Company may grant options to its directors and employees for up to 478,800 shares of common stock. Option prices may not be less than 100% of the fair market value of the stock at the date of grant. The plan is subject to shareholder approval which is expected to occur in April 2006. As of December 31, 2005, there is no fair value because the Plan has not yet been approved by the Company’s shareholders and therefore the measurement date has not occurred.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE H - STOCK OPTIONS - Continued

These options become exercisable at the rate of 33 1/3% per year beginning at various dates and expire not more than ten years from the date of grant.

	2005
		Weighted-
		Average
		Shares	Exercise Price
Outstanding at beginning of year		-	$-
Granted		356,050	$10.04
Exercised		-	$-
Forfeited		(2,250)	$10.00
Outstanding at end of year		353,800	$10.04
Options exercisable at year-end		-	$-
Weighted-average fair value of options granted during the year	$	N/A

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price
$10.00 to $10.99	347,850	9.4 years	$10.00	-	$ -
$11.00 to $11.99	1,000	9.9 years	$11.00	-	$ -
$12.00 to $13.00	4,950	9.6 years	$12.27	-	$ -
	353,800	9.4 years	$10.04	-	$ -

NOTE I - RELATED PARTY TRANSACTIONS

The Company entered into business transactions with a director and an organizer. A director, who is actively engaged in the business of real estate investment and consulting, served as the Company’s leasing agent in connection with the lease on the San Clemente location. In 2005, the director received a commission from the lessor in the amount of $55,949.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE I - RELATED PARTY TRANSATIONS - Continued

The Company entered into a month-to-month lease agreement with an organizer for temporary offices during the organizational period. The lease arrangement provided for payments of $1,750 per month starting April 1, 2004 and $3,000 per month starting September 1, 2004. Total rent expense per the month-to-month lease for the periods ended December 31, 2005 and 2004 was $4,500 and $21,000 respectively.

As a matter of policy, the Bank does not make loans to executive officers, but may make loans to directors and the businesses with which they are associated. As of December 31, there were no related party loans.

Deposits from related parties held by the Company at December 31, 2005 amounted to $367,529.

NOTE J - COMMITMENTS AND CONTINGENCIES

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those commitments. Commitments to extend credit (such as the unfunded portion on lines of credit and commitments to fund new loans) as of December 31, 2005 amounts to approximately $6,792,000, of which approximately $1,816,000 is related to irrevocable letters of credit. There were no commitments outstanding at December 31, 2004. The Company uses the same credit policies in these commitments as is done for all of its lending activities. As such, the credit risk involved in these transactions is essentially the same as that involved in extending loan facilities to customers. The entire balance of standby letters of credit referred to above support international letters of credit issued by other financial institutions for which the Company has guaranteed and pledged $2 million of its time deposits in other financial institutions that are presented on the Consolidated Balance Sheet as of December 31, 2005.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Because many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Company evaluates each client's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management's credit evaluation of the customer. The majority of the Company's commitments to extend credit and standby letters of credit is secured by real estate.

The Company has entered into a ten-year lease for its main office in San Clemente, California and a five-year lease for a banking office in Encinitas, California. The leases began on June 1, 2005 and August 1, 2004, respectively and have renewal options for two five-year periods and three three-year periods respectively. The leases call for fixed annual increases and the Company is responsible for its pro rata share of common area expenses and property taxes. Rent expense amounted to $244,165 for the period ending December 31, 2005.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

The approximate future minimum payments for these leases are as follows:

2006	$317,800
2007	326,500
2008	335,300
2009	280,000
2010	190,500
Thereafter	893,100
$2,343,200

NOTE K - WARRANTS

In connection with the Company’s initial stock offering, the Company’s organizers were awarded 234,000 warrants. Compensation expense of $494,520 was recognized for the warrants issued to organizers who were not also directors of the Company. These warrants may be exercised any time before their expiration date of May 16, 2015. The exercise price for these warrants is $10.00 per share. As of December 31, 2005, 234,000 warrants were outstanding.

In connection with the Company’s initial stock offering, the Company’s outside Directors were awarded a total of 64,000 warrants in recognition of the expertise imparted, time expended and the substantial financial risks undertaken by the Directors.

In addition to the organizer/director warrants, each of the Company’s initial shareholders received warrants in recognition of the additional financial risk of investing in Pacific Coast National Bancorp from inception. Each initial shareholder received warrants to purchase one share of common stock for every five shares that he or she purchased in the initial public offering. These warrants may be exercised any time before their expiration date of May 16, 2008. The exercise price for these warrants is $12.50 per share. As of December 31, 2005, 456,001 warrants were outstanding.

Organizer and initial shareholder warrants to purchase fractional shares were not issued. Instead, rounding down to the next whole number was used in calculating the number of warrants issued to any shareholder. Holders of warrants will be able to profit from any rise in the market price of the Company’s common stock over the exercise price of the warrants because they will be able to purchase shares of our common stock at a price that is less than the then current market value. If the Bank’s capital falls below the minimum level required by the Comptroller, management may be directed to require the holders to exercise or forfeit their warrants.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE L - FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets

The carrying amounts of cash, short term investments, and due from balances are considered to approximate fair value. Short term investments include federal funds sold, securities purchased under agreements to resell, and interest bearing deposits with other banks. The fair values of investment securities, including available for sale, are generally based on quoted market prices. The fair value of loans is estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available.

Financial Liabilities

The carrying amounts of deposit liabilities payable on demand are considered to approximate fair value. For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities.

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair values of these financial instruments are not deemed to be material.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE L - FAIR VALUES OF FINANCIAL INSTRUMENTS - Continued

The estimated fair value of financial instruments at December 31, 2005 is summarized as follows:

	December 31, 2005		December 31, 2004
	Carrying	Market	Carrying	Market
	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$8,279,481	$8,279,481	$57,270	$57,270
Time deposits in other financial institutions	2,750,000	2,750,000	-	-
Investment securities	7,997,943	7,967,880	-	-
Loans receivable, net	10,230,122	10,248,084	-	-
Federal Reserve Bank stock	553,700	553,700	-	-
Accrued interest receivable	163,602	163,602	63,112	63,112
Financial Liabilities:
Time deposits	$3,879,806	$3,877,386	$-	$-
Other deposits	8,473,624	8,473,624	-	-
Other borrowings	-	-	1,560,000	1,560,000
Accrued interest and other liabilities	146,509	146,509	236,623	236,623

NOTE M - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE M - REGULATORY MATTERS - Continued

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount		Amount		Amount
	(Thousands)	Ratio	(Thousands)	Ratio	(Thousands)	Ratio
As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)	$17,841	101.7%	$1,403	8.0%	$1,754	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$17,738	101.2%	$701	4.0%	$1,052	6.0%
Tier 1 Capital (to Average Assets)	$17,738	64.1%	$1,108	4.0%	$1,385	5.0%

As of December 31, 2005, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratio as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively. Its total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets were not materially different than the ratios shown above.

The Bank is restricted as to the amount of dividends, which can be paid. Dividends declared by national banks that exceed net income (as defined by OCC regulations) for the current year plus retained net income for the preceding two years must be approved by the OCC. Also, the Bank may not pay dividends that would result in capital levels being reduced below the minimum requirements shown above.

With certain exceptions, the Company may not pay a dividend to its shareholders unless its retained earnings equal at least the amount of the proposed dividend.

NOTE N - PACIFIC COAST NATIONAL BANCORP

Pacific Coast National Bancorp (the Bancorp) has no significant business activity other than its investment in Pacific Coast National Bank. Accordingly, no separate financial information on the Bancorp is provided.

