Form 10QSB
period 2006-03-31
Pacific Coast National Bancorp
filed 2006-05-15
CIK 1302502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock as of April 18, 2006, was 2,281,300 shares.

i

PACIFIC COAST NATIONAL BANCORP
INDEX

PART I - FINANCIAL INFORMATION

ii

PART I -  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

PACIFIC COAST NATIONAL BANCORP
CONSOLDIATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2006 and DECEMBER 31, 2005

	2006	2005
ASSETS
Cash and due from banks	$1,122,908	$1,699,481
Federal funds sold	8,065,000	6,580,000
TOTAL CASH AND CASH EQUIVALENTS	9,187,908	8,279,481
Time deposits in other financial institutions	2,000,000	2,750,000
Securities held to maturity	7,997,846	7,997,943
Loans, net	14,897,441	10,230,122
Premises and equipment, net	1,177,060	1,154,066
Federal Reserve Bank stock, at cost	553,700	553,700
Accrued interest and other assets	217,785	244,853
	$36,031,740	$31,210,165
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$5,762,904	$4,266,093
Interest-bearing demand and NOW accounts	1,305,421	788,633
Money market	5,045,438	3,332,615
Savings	88,990	86,283
Time certificates of deposit of $100,000 or more	3,614,652	2,412,465
Other time certificates of deposit	1,924,087	1,467,341
TOTAL DEPOSITS	17,741,492	12,353,430
Accrued interest and other liabilities	195,680	146,509
TOTAL LIABILITIES	17,937,172	12,499,939
Shareholders' equity
Common stock - $0.01 par value; 10,000,000 shares authorized;
issued and outstanding: 2,281,300 shares at March 31,
2006 and 2,280,000 shares at December 31, 2005	22,813	22,800
Additional paid-in capital	23,287,957	23,271,720
Accumulated deficit	(5,216,202)	(4,584,294)
TOTAL SHAREHOLDERS' EQUITY	18,094,568	18,710,226
	$36,031,740	$31,210,165

See accompanying condensed notes to unaudited consolidated financial statements.

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
Interest income
Interest and fees on loans		$277,465		$-
Federal funds sold		62,284		-
Investment securities		84,986		-
Other		30,008		-
		454,743		-
Interest expense
Time certificates of deposit of $100,000 or more		31,076		-
Other deposits		48,972		-
Other		-		17,981
		80,048		17,981
Net interest income		374,695		(17,981)
Provision for loan losses		49,572		-
Net interest income after
provision for loan losses		325,123		(17,981)
Noninterest income
Service charges and fees		5,601		-
Other income		82,500		-
		88,101		-
Noninterest expense
Salaries and employee benefits		567,751		67,939
Occupancy		179,566		30,840
Professional services		57,159		287,234
Data processing		99,599		-
Office expenses		92,196		-
Marketing		36,746		-
Other		12,115		31,670
		1,045,132		417,683
Loss before income taxes		(631,908)		(435,664)
Provision for income taxes		-		-
Net loss	$	(631,908)	$	(435,664)
Per share data
Weighted-average shares outstanding		2,280,246		-
Net loss, basic	$	(0.28)		$-

See accompanying condensed notes to unaudited consolidated financial statements.

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
Cash flows from operating activities:
Net loss	$	(631,908)	$	(435,664)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization		91,899		-
Provision for loan losses		49,572		-
Provision for off balance sheet contingencies		5,205		-
Amortization (accretion) of investment securities		97		-
Gain on Sale of Loans		82,500		-
Other items, net		71,034		173,509
Net cash used by operating activities		(331,601)		(262,155)

Cash flows from investing activities:
Maturity of time deposits in other financial institutions		750,000		-
Proceeds from Sale of Loans		1,500,000		-
Loan Originations		(6,299,391)		-
Purchases of bank premises and equipment		(114,893)		(440,278)
Net cash used in investing activities		(4,164,284)		(440,278)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts		3,729,129		-
Net increase in time deposits		1,658,933		-
Net change in borrowings		-		675,000
Proceeds from sale of common stock		16,250		-
Net cash provided by financing activities		5,404,312		675,000

Net increase in cash and cash equivalents		908,427		(27,433)

Cash and cash equivalents at beginning of year		8,279,481		57,270
Cash and cash equivalents at end of year		$9,187,908		$29,837

Supplemental disclosure of cash flow information:
Interest paid		$36,247		$17,981
Income taxes paid		$-		$-

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

The consolidated interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 2006, are not necessarily indicative of the results of a full year’s operations. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

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

The Company accounts for stock options and warrants issued to non-employees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods and Services.”

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Prior to January 1, 2006, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. The new standard requires the expensing of all share-based compensation, including options, using the fair value-based method. The effective date of this standard for the Company was January 1, 2006.

During 2005, the Company granted options to employees from its 2005 Stock Incentive Plan that received shareholder approval on April 17, 2006. The Company will begin to record compensation expense in accordance with SFAS 123 (Revised) for these and any future options granted in the second quarter of 2006. The Company is unable to estimate the impact of this Statement on its financial condition and results of operations as the decision to grant option awards is made annually on a case-by-case basis. The actual amount of expense will be based on the fair value of the Company’s stock when the Plan was approved and will be increased for any additional grants that are made in 2006. However, based on the current fair value of the Company’s stock, a risk-free rate of 4.15%, expected volatility of 25%, and an expected life of 6.5 years, the amount of compensation expense in 2006 related to options granted in 2005 is estimated to be approximately $800,000 and will be recognized over the remaining vesting period after the Plan is approved.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the Company’s consolidated financial condition as of March 31, 2006 and results of operations for the three months ended March 31, 2006. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-QSB.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company and Pacific Coast National Bank (“Bank”). The following factors, among others, could cause the Company’s results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses;

•
changes in various monetary and fiscal policies and regulations, including those determined by the Board of Governors of the Federal Reserve System (FRB), the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC);

•
changes in general economic conditions and economic conditions in the geographic regions and industries in which the Bank operates which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense;

•	adverse changes in the local real estate market, which is where most of the Bank’s loans are concentrated, the substantial majority of which have real estate as collateral;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•
geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts which could impact business and economic in the United States and abroad;

•
changes in market rates and prices which may adversely impact the value of financial products including securities, loans, deposits, debt and derivative financial instruments and other similar financial instruments;

•	changes in the interest rate environment, which may reduce interest margins and impact funding sources;

•	increased asset levels and changes in the composition of assets and the resulting impact on the capital levels and regulatory capital ratios of the Company or the Bank;

•
competition with other banks, thrifts, credit unions and other nonbank financial institutions and the willingness of users to substitute competitors’ products and services for the products and services offered by the Bank;

•	the ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products;

•	the ability to grow the Bank’s core businesses;

•	decisions to change or adopt new business strategies;

•	changes in tax laws, rules and regulations as well as Internal Revenue Service (IRS) and other governmental agencies’ interpretations thereof;

•	technological changes;

•	changes in consumer spending and savings habits; and

•	management’s ability to manage these and other risks.

These factors and the risk factors referred to in our Annual Report on Form 10-KSB for the year ended December 31, 2005 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Executive Overview

Introduction

Pacific Coast National Bancorp is a bank holding company headquartered in San Clemente, California, offering a broad array of banking services through our wholly owned banking subsidiary, Pacific Coast National Bank. The Bank’s principal markets include the coastal regions of Southern Orange County and Northern San Diego County. As of March 31, 2006, the Company had, on a consolidated basis, total assets of $36.0 million, net loans of $14.9 million, total deposits of $17.7 million, and shareholders’ equity of $18.1 million. The Bank currently operates through a main office located at 905 Calle Amanecer, San Clemente, California and a branch office at 499 North El Camino Real, Encinitas, California.

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

The following discussion focuses on the Company’s financial condition as of March 31, 2006 and results of operations for the three months ended March 31, 2006. The Company’s principal operations for this time period consisted primarily of the operations of Pacific Coast National Bank. The operations during the three months ended March 31, 2005 consisted primarily of raising capital and organizing the Bank and a comparison of results of the two periods would not be meaningful.

Results of Operations for the Three Months Ended March 31, 2006

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

Net interest income was $375 thousand in the first quarter of 2006. The net interest spread was 2.88% and the net interest margin was 4.86%.

The Company earned 6.03% on its average interest-earning assets of $30.6 million for the first quarter of 2006. Slightly less than 50% of the earning assets were net loans, earning 7.96%, with the remaining earning assets held in investments and overnight fed funds with a combined yield of 4.38%. Total interest income, including $6 thousand in loan fees, was $455 thousand for the first quarter of 2006.

Interest-bearing liabilities, consisting entirely of deposits, averaged $10.3 million with an average yield of 3.15% during the first quarter of 2006. Total interest expense was $80 thousand for the same period.

The following table sets forth the Company’s average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and the net interest margin for the quarter ended March 31, 2006.

	Three Months Ended March 31, 2006
ASSETS:	Average Balance	Income / Expense	Average Rate or Yield
	(Dollars in thousands)
Interest-earning assets:
Net loans and leases	$14,143	$277	7.96%
Securities of U.S. government agencies	7,998	85	4.31%
Other investment securities	2,721	30	4.47%
Federal funds sold	5,702	62	4.43%
Total interest-earning assets	30,564	455	6.03%
Total noninterest-earning assets	2,556
TOTAL ASSETS	$33,120

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$4,353	$30	2.77%
NOW deposits	1,047	3	1.31%
Savings deposits	96	0	1.01%
Time certificates of deposit in denominations of $100,000 or more	3,104	31	4.06%
Other time deposits	1,707	16	3.72%
Total interest-bearing liabilities	10,307	80	3.15%
Noninterest-bearing liabilities:	-
Noninterest-bearing deposits	4,236	80	2.23%
Other liabilities	174
Total noninterest-bearing liabilities	4,410
SHAREHOLDERS’ EQUITY	18,403
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,120
Net interest income		$375
Net interest spread			2.88%
Net interest margin			4.86%

Changes in volume and changes in interest rates affect our interest income and interest expense. The effect of these changes is typically displayed in a volume, mix and rate analysis table which compares the changes in income and expense over periods. Since the Company has a limited operating history, comparisons are not yet meaningful.

Provision for Loan Losses

A provision for loan losses is determined that is considered sufficient to maintain an allowance to absorb probable losses inherent in the loan portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

In the first quarter of 2006, the provision for loan and lease losses was $50 thousand. The provision amount is directly related to loan volumes. There were no charge-offs or non-performing loans during the first quarter of 2006.

Noninterest Income

The non-interest income for the quarter ended March 31, 2006 was $88 thousand. This was almost entirely the result of sales of the guaranteed portion of SBA loans. Fees collected on deposit accounts were minimal.

Noninterest Expense

Our total noninterest expense was $1.0 million in the first quarter of 2006. The major components of this expense are discussed below. As the Bank grows, management is committed to controlling costs and expects to moderate noninterest expenses relative to revenue growth.

Salaries and employee benefits totaled $568 thousand for the first quarter of 2006. Employee benefit costs including employer taxes and group insurance accounted for approximately 18% of this expense. The Bank employed 24 full-time equivalent (FTE) employees as of March 31, 2006. The volume of assets per employee as of the end of the first quarter of 2005 was $1,501,000.

Occupancy and equipment expenses totaled $179 thousand for the first quarter of 2006, attributable primarily to lease costs of $78 thousand and depreciation expense of fixed asset and tenant improvement of $77 thousand.

Data processing expense was $100 thousand for the first quarter of 2006, attributable primarily to costs associated with the core processing system of $41 thousand, network maintenance and security of $20 thousand, software amortization of $15 thousand, and website maintenance of $10 thousand.

Promotional expenses were $37 thousand for the first quarter of 2006. This included expenses for advertising in the Bank’s two primary markets, direct mail campaigns to local businesses, and sponsorship of key community events.

Professional fees of $57 thousand for the first quarter of 2006 were primarily attributable to legal fees of $15 thousand, audit expenses of $26 thousand and expenses related to the preparation of the 10-KSB and the annual shareholders’ meeting of $7 thousand.

Office expenses of $92 thousand for the first quarter of 2006 included auto and mileage expense of $21 thousand; workers compensation insurance premiums of $21 thousand; office supplies of $15 thousand; fidelity bond and other insurance premiums of $10 thousand; armored car and courier expense of $9 thousand; and regulatory assessments of $6 thousand.

Other expenses of $12 thousand consisted primarily of loan-related costs of $7 thousand and the provision for contingent liabilities of $5 thousand.

Income Taxes

No federal or state tax expense or benefit has been recorded for the quarter ended March 31, 2006, based upon net operating losses. The Company will begin to recognize income tax benefit at the time it becomes profitable.

Financial Condition as of March 31, 2006

Total assets as of March 31, 2006, were $36.0 million, consisting primarily of cash and investments of $19.7 million and net loans of $14.9 million. Total deposits were $17.7 million and shareholder’s equity was $18.1 million.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At March 31, 2006, the Bank had $8.1 million in federal funds (“fed funds”) sold. Federal funds sold allow the Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. A portion of the growth in the loan portfolio has been funded by the overnight investments in fed funds. At March 31, 2006, the Bank had an interest-bearing deposit of $2 million with Union Bank of California pledged as collateral for a financial letter of credit issued on behalf of one of the Bank’s customers. This deposit had a term of 180 days and a rate of 4%.

Investment Securities

The investment portfolio serves primarily as a source of interest income and, secondarily, as a source of liquidity and a management tool for the Bank’s interest rate sensitivity. The investment portfolio is managed according to a written investment policy established by the Bank’s Board of Directors and implemented by the Investment/Asset-Liability Committee.

At March 31, 2006, the Bank’s investment securities consisted of $8.0 million in U.S. government-sponsored agencies, with an estimated fair value of $8.0 million and a weighted average yield of 4.3%, and $554 thousand in Federal Reserve Bank Stock, having a book value of $554 thousand, an estimate fair value of $554 thousand, and a weighted average yield of 6.0%. At March 31, 2006, none of these investment securities were pledged as collateral for any purpose.

The table below sets forth the amounts and distribution of the investment securities and the weighted average yields as pf March 31, 2006.

	Book Value	Market Value	Weighted Average Yield
Securities held to maturity
U.S. Government and Agency Securities:
Within One Year	$4,000,563	$3,981,240	4.10%
One to Five Years	3,997,283	3,977,700	4.51%
Total Securities held to maturity	$7,997,846	$7,958,940	4.31%

Loan Portfolio

The Bank’s primary source of income is interest on loans. The following table presents the composition of the loan portfolio by category as of the dates indicated:

March 31, 2006

Real estate	$11,933,635
Commercial	3,118,241
Consumer	46,826
Gross Loans	15,098,702
Deferred loan fees	(64,481)
Allowance for loan losses	(136,780)
Net Loans	$14,897,441

Net loans as a percentage of total assets were 41.3% as of March 31, 2006.

The real estate loan portfolio is comprised of short-term mortgage loans secured typically by commercial properties, occupied by the borrower, have terms of three to seven years with both fixed and floating rates, and revolving lines of credit granted to consumers, secured by equity in residential properties. It is anticipated that the Bank’s real estate loan portfolio will include construction loans in the future. Construction loans consist primarily of single-family residential properties, have a term of less than one year and have floating rates and commitment fees. Construction loans are typically made to builders that have an established record of successful project completion and loan repayment. At March 31, 2006, the Bank held $10.4 million in commercial real estate loans outstanding, representing 68.8% of gross loans receivable, with undisbursed commitments of $88 thousand, and $1.5 million in revolving lines secured by 1-4 family residences representing 10.2% of gross loans receivable with undisbursed commitments of $1.4 million.

The commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. The lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and can be supported by accounts receivable, inventory, equipment and other assets of the client’s businesses. At March 31, 2006, the Bank held $3.1 million in commercial loans outstanding, representing 20.7% of gross loans receivable, and undisbursed commitments of $3.4 million.

The consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. The lines of credit generally have terms of one year and the term loans generally have terms of three to five years. The lines of credit typically have floating rates. At March 31, 2006, consumer loans totaled $47 thousand, representing 0.3% of gross loans receivable and undisbursed commitments of $30 thousand.

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

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal. Loan terms vary according to loan type. The following table shows the maturity distribution of loans and leases as of March 31, 2006:

	As of March 31, 2006
	(Dollars in thousands)
	One Year	Over 1 Year
	or Less	through 5 Years		Over 5 Years		Total
		Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Real estate — construction	$-	$-	$-	$-	$-	$-
Real estate — secured	6,117	-	5,817	-	-	11,934
Commercial and industrial	2,427	691	-	-	-	3,118
Consumer	7	40	-	-	-	47
Total	$8,551	$731	$5,817	$-	$-	$15,099

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of March 31, 2006, there were no nonperforming assets.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. An internally classified loan list is maintained that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. The Bank had no loans classified in these categories at March 31, 2006.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Until management has adequate historical data upon which to base the estimate of the allowance for loan losses, a balance of approximately 1.0% of the outstanding principal will be used unless additional information regarding the ability of the borrower to repay the loan, current economic conditions or other pertinent factors indicate a different allowance is needed. The allowance was $137 thousand, or 0.9% of outstanding principal as of March 31, 2006. The Bank has not incurred any loan losses as of March 31, 2006.

The following table sets forth information concerning the allocation of the allowance for loan losses, which is maintained on the Bank’s loan portfolio, by loan category at March 31, 2006.

	Amount	Percentage of loans in each category to total loans	Percentage of allowance at March 31, 2006	Percentage of reserves to net loans by category
Real estate	$62,965	79.0%	46.0%	0.8%
Commercial	20,535	20.7%	15.0%	0.8%
Consumer	70	0.3%	0.1%	0.1%
Unallocated	53,211		38.9%
Total Allowance for Loan Losses	$136,780	100.0%	100.0%	0.9%

In addition, a separate allowance for credit losses on off-balance sheet credit exposures is maintained for the undisbursed portion of approved loans. Although the loss exposure to the Bank is reduced because the funds have not been released to the borrower, under certain circumstances the Bank may be required to continue to disburse funds on a troubled credit. As of March 31, 2006, this allowance was $21 thousand.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the board of directors. The Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the first quarter of 2006, there were no charge-offs.

Nonearning Assets

Premises, leasehold improvements and equipment totaled $1.2 million at March 31, 2006, net of accumulated depreciation of $212 thousand. There are no definitive agreements regarding acquisition or disposition of owned or leased facilities.

Deposits

Deposits are the Bank’s primary source of funds. The following table sets forth, for the period indicated, the distribution of the average deposit account balances and average cost of funds on each category of deposits:

	Three Months Ended March 31, 2006
	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$5,177	33%	0%
Money market deposits	4,353	28%	2.77%
NOW deposits	1,047	7%	1.31%
Savings deposits	96	1%	1.01%
Time certificates of deposit in denominations of $100,000 or more	3,104	20%	4.06%
Other time deposits	1,707	11%	3.15%
Total deposits	$15,484	100%	2.23%

The following table sets forth the amount and maturities of the time deposits as of March 31, 2006:

	At March 31, 2006
	Time Deposits of $100,00 or more	Other Time Deposits	Total Time Deposits
	(Dollars in thousands)
Three months or less	$603	251	$854
Over three months through six months	532	870	1,402
Over six months through 12 months	2,480	725	3,205
Over 12 months	-	78	78
Total	$3,615	$1,924	$5,539

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the first quarter of 2006:

At March 31, 2006
Return of assets	-7.74%
Return on equity	-13.93%
Dividend payout ratio	0%
Equity to assets ratio	55.6%

Off-Balance Sheet Arrangements and Loan Commitments

In the ordinary course of business, the Bank enters into various off-balance sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. As of March 31, 2006, commitments to extend credit included approximately $1.8 million for letters of credit, $4.1 million for revolving lines of credit arrangements and $929 thousand in unused commitments for commercial and real estate secured loans. The Bank faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

Borrowings

The Company has access to a variety of borrowing sources including federal funds purchased. As of March 31, 2006, there were no borrowings outstanding.

Capital Resources and Capital Adequacy Requirements

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

As of March 31 2006, the Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount		Amount		Amount
	(Thousands)	Ratio	(Thousands)	Ratio	(Thousands)	Ratio
As of March 31, 2006:
Total Capital (to Risk-Weighted Assets)	$17,278	99.1%	$1,382	8.0%	$1,728	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$17,120	99.1%	$691	4.0%	$1,037	6.0%
Tier 1 Capital (to Average Assets)	$17,120	51.8%	$1,322	4.0%	$1,652	5.0%

Liquidity Management

At March 31, 2006, the Company (excluding the Bank) had approximately $991 thousand in cash. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval that will not be granted until the accumulated deficit has been eliminated.

The Bank’s liquidity is monitored by its staff, the Investment/Asset-Liability Committee and the Board of Directors, who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

The Bank’s primary sources of funds is retail and commercial deposits, loan and securities repayments, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank maintains investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. However, it is management’s intention to maintain a conservative loan to deposit ratio in the range of 80% - 85% over time. Given this goal, the Bank will not aggressively pursue lending opportunities if sufficient funding sources (i.e., deposits, Fed Funds, etc.) are not available, nor will the Bank seek to attract transient volatile, non-local deposits with above market interest rates. As of March 31, 2006, the loan to deposit ratio was 84%.

The Bank had cash and cash equivalents of $9.1 million, or 25% of total Bank assets, at March 31, 2006. Management feels that the Bank has adequate liquidity to meet anticipated future funding needs.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At March 31, 2006, the Bank was considered “well capitalized” by regulatory standards.

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

The primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities. Net interest income is computed by the model assuming market rates remaining unchanged and comparing those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At March 31, 2006, no such analysis was performed as the results would not yet have been meaningful. In the future, rising and declining interest rate simulations in 100 basis point increments over a 12-month period will be performed. The impact of imbedded options in such products as callable and mortgage-backed securities, real estate mortgage loans and callable borrowings will be considered. Changes in net interest income in the rising and declining rate scenarios will then measured against the net interest income in the rates unchanged scenario. The Investment/Asset-liability Committee will utilize the results of the model to quantify the estimated exposure of net interest income to sustained interest rate changes.

The following table sets forth, on a stand-alone basis, the Bank’s amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2006, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While it is believed that such assumptions are reasonable, there can be no assurance that assumed repricing rates will approximate actual future deposit activity.

	As of March 31, 2006
	Volumes Subject to Repricing Within
	0-1 Days	2-90 Days	91-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
Assets:	(Dollars in thousands)
Cash, fed funds and other	$8,065	$-	$-	$-	$-	$1,122	$9,187
Time Deposits held at other financial institutions	-	2,000	-	-	-	-	2,000
Investments and FRB Stock (1)	-	-	4,001	3,997	554	-	8,552
Loans (2)	-	4,972	3,579	1,556	4,992	-	15,099
Fixed and other assets	-	-	-	-	-	1,194	1,194
Total Assets	$8,065	$6,972	$7,580	$5,553	$5,546	$2,316	$36,032

Liabilities and Stockholders’ Equity:
Interest-bearing checking, savings and money market accounts	$6,440	$-	$-	$-	$-	$5,762	$12,202
Certificates of deposit	-	854	4,607	78	-	-	5,539
Borrowed funds	-	-	-	-	-	-	-
Other liabilities	-	-	-	-	-	196	196
Stockholders’ equity	-	-	-	-	-	18,095	18,095
Total liabilities and stockholders’ equity	$6,440	$854	$4,607	$78	$-	$24,053	$36,032

Interest rate sensitivity gap	$1,625	$6,118	$2,973	$5,475	$5,546
Cumulative interest rate sensitivity gap	$1,625	$7,743	$10,716	$16,191	$21,737
Cumulative gap to total assets	4.5%	21.5%	29.7%	44.9%	60.3%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	125.2%	206.2%	190.0%	235.2%	281.5%

(1) Excludes investments' mark-to-market adjustments
(2) Excludes deferred fees and allowance for loan losses

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

PART -II OTHER INFORMATION

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

ITEM 2.   Changes in Securities and Use of Proceeds

During the first quarter of 2006, warrants to purchase 1,300 shares of stock at $12.50 per share were exercised, resulting in proceeds of $16,250.

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

PACIFIC COAST NATIONAL BANCORP

Date: May 15, 2006	By:	/s/ Colin M. Forkner
Colin M. Forkner Chief Executive Officer

Date: May 15, 2006	By:	/s/ Terry Stalk
Terry Stalk Chief Financial Officer