Form 10QSB
period 2006-06-30
Pacific Coast National Bancorp
filed 2006-08-23
CIK 1302502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X ]

The number of shares outstanding of the issuer’s Common Stock as of August 8, 2006, was 2,281,300 shares.

PACIFIC COAST NATIONAL BANCORP

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PACIFIC COAST NATIONAL BANCORP
CONSOLDIATED BALANCE SHEETS

ASSETS

	June 30, 2006	December 31
	(unaudited)	2005
Cash and due from banks	$1,391,832	$1,699,481
Federal funds sold	12,085,000	6,580,000
TOTAL CASH AND CASH EQUIVALENTS	13,476,832	8,279,481
Time deposits in other financial institutions	—	2,750,000
Securities held to maturity	7,997,858	7,997,943
Loans, net	19,417,277	10,230,122
Premises and equipment, net	1,180,584	1,154,066
Federal Reserve Bank stock, at cost	513,600	553,700
Accrued interest and other assets	241,181	244,853
	$42,827,332	$31,210,165

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand	$7,611,691	$4,266,093
Interest-bearing demand and NOW accounts	2,474,886	788,633
Money market	7,513,824	3,332,615
Savings	112,999	86,283
Time certificates of deposit of $100,000 or more	5,244,740	2,412,465
Other time certificates of deposit	2,258,382	1,467,341
TOTAL DEPOSITS	25,216,522	12,353,430
Accrued interest and other liabilities	229,162	146,509
TOTAL LIABILITIES	25,445,684	12,499,939
Shareholders' equity
Common stock - $0.01 par value; 10,000,000 shares authorized;
issued and outstanding: 2,281,300 shares at June 30,
2006 and 2,280,000 shares at December 31, 2005	22,813	22,800
Additional paid-in capital	23,538,402	23,271,720
Accumulated deficit	(6,179,567)	(4,584,294)
TOTAL SHAREHOLDERS' EQUITY	17,381,648	18,710,226
	$42,827,332	$31,210,165

See accompanying condensed notes to unaudited consolidated financial statements.

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30				Six Months Ended June 30
	2006		2005		2006		2005
Interest income
Interest and fees on loans		$343,487		$9,172		$620,952		$9,172
Federal funds sold		109,336		75,296		171,620		75,296
Investment securities		86,930		—		171,916		—
Other		9,984		4,290		39,992		4,290
		549,737		88,758		1,004,480		88,758
Interest expense
Time certificates of $100,000 or more		46,778		1,014		77,854		1,014
Other deposits		70,086		1,416		119,058		1,416
Other		—		—		—		—
		116,864		2,430		196,912		2,430
Net interest income		432,873		86,328		807,568		86,328
Provision for loan losses		104,230		4,505		153,802		4,505
Net interest income after
provision for loan losses		328,643		81,823		653,766		81,823
Noninterest income
Service charges and fees		16,638		222		22,239		222
Other income		4,818		—		87,318		—
		21,456		222		109,557		222
Noninterest expense
Salaries and employee benefits		755,178		165,500		1,322,929		165,500
Occupancy		193,112		48,511		372,678		48,511
Professional services		46,662		13,129		103,820		13,129
Data processing		112,708		50,340		212,307		50,340
Office expenses		107,182		43,985		199,378		43,985
Marketing		67,811		29,604		104,557		29,604
Other		29,211		—		41,326		—
Pre-Opening Expenses		—		781,285		—		1,216,950
		1,311,864		1,132,354		2,356,995		1,568,019
Loss before income taxes		(961,765)		(1,050,309)		(1,593,672)		(1,485,974)
Provision for income taxes		1,600		—		1,600		—
Net loss	$	(963,365)	$	(1,050,309)	$	(1,595,272)	$	(1,485,974)
Per share data:
Weighted-average shares outstanding		2,281,300		2,280,000		2,280,776		2,280,000
Net loss, basic	$	(0.42)	$	(0.46)	$	(0.70)	$	(0.65)

See accompanying condensed notes to unaudited consolidated financial statements.

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
Cash flows from operating activities:
Net loss	$	(1,595,272)	$	(1,485,974)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization		184,839		—
Provision for loan losses		153,802		4,505
Provision for off balance sheet contingencies		5,205		—
Amortization (accretion) of investment securities		85		—
Gain on Sale of Loans		(87,318)		—
Stock-based compensation		250,444		—
Noncash expense for organizer warrants		—		494,520
Other items, net		81,120		(280,737)
Net cash used by operating activities		(1,007,095)		(1,267,686)

Cash flows from investing activities:
Maturity of time deposits in other financial institutions		2,750,000		—
Purchase or redemption of FRB stock		40,100		(585,000)
Proceeds from Sale of Loans		1,558,650		—
Loan Originations		(10,812,289)		(775,512)
Purchases of bank premises and equipment		(211,357)		(1,035,099)
Net cash used in investing activities		(6,674,896)		(2,395,611)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts		9,239,776		871,407
Net increase in time deposits		3,623,316		787,351
Net change in borrowings		—		(1,560,000)
Proceeds from sale of common stock		16,250		22,800,000
Net cash provided by financing activities		12,879,342		22,898,758

Net increase in cash and cash equivalents		5,197,351		19,235,461

Cash and cash equivalents at beginning of year		8,279,481		57,270
Cash and cash equivalents at end of year		$13,476,832		$19,292,731

Supplemental disclosure of cash flow information:
Interest paid		$106,624		$2,430
Income taxes paid		$1,600		$—

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

The consolidated interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended June 30, 2006, are not necessarily indicative of the results of a full year’s operations. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

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

The Company accounts for stock-based employee compensation as prescribed by SFAS No. 123 (Revised), Share-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Prior to January 1, 2006, the Company used the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. The new standard requires the expensing of all share-based compensation, including options, using the fair value-based method. The effective date of this standard for the Company was January 1, 2006.

During 2005 and 2006, the Company granted options to employees from its 2005 Stock Incentive Plan that received shareholder approval on April 17, 2006. The Company began to record compensation expense in accordance with SFAS 123 (Revised) in the second quarter of 2006. The Company is unable to estimate the impact of this Statement on its financial condition and results of operations as the decision to grant option awards is made annually on a case-by-case basis. The actual amount of expense will be based on the fair value of the Company’s stock when the Plan was approved and will be increased for any additional grants that are made in the future. However, based on the current fair value of the Company’s stock, a risk-free rate of 4.15%, expected volatility of 25%, and an expected life of 6.5 years, the amount of compensation expense in 2006 related to options granted in 2005 is estimated to be approximately $850 thousand for 2006, $1.2 million for 2007, and $600 thousand for 2008.

Note 4 - Current Accounting Pronouncements

As discussed in the preceding note, SFAS No.123 (R) became effective January 1, 2006 and has been fully implemented by the Company.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.”  The statement amends SFAS No. 140 by  (1) requiring the separate accounting for servicing assets and servicing liabilities, which arise from the sale of financial assets; (2) requiring all separately recognized serving assets and servicing liabilities to be initially measured at fair value, if practicable; and (3) permitting an entity to choose between an amortization method or a fair value method for subsequent measurement for each class of separately recognized servicing assets and servicing liabilities.  The Company must adopt the statement no later than January 1, 2007.  Management does not expect that the adoption of this new standard will have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions.  The Company must adopt the interpretation by January 1, 2007.  Management does not expect that the adoption of this new interpretation will have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the Company’s consolidated financial condition as of June 30, 2006 and results of operations for the three and six months ended June 30, 2006 and 2005. The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-QSB.

This report contains certain statements that are forward-looking within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, the forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and other similar expressions or future or conditional verbs. Readers of this annual report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company and the Board. The following factors, among others, could cause the Company’s results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

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

•
geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts which could impact business and economics in the United States and abroad;

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

These factors and the risk factors referred to in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, management cannot assess the impact of each factor on business of the Company or the Bank or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. In preparing its consolidated financial statements, the Company is required to make judgments and estimates that may have a significant impact upon its financial results. Certain accounting policies require the Company to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and are considered critical accounting policies. The estimates and assumptions used are based on the historical experiences and other factors, which are believed to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods. For example, the Company’s determination of the adequacy of its allowance for loan losses is particularly susceptible to management’s judgment and estimates. The following is a brief description of the Company’s current accounting policies involving significant management valuation judgments.

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

Loans are considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.

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

Executive Overview

Introduction

Pacific Coast National Bancorp is a bank holding company headquartered in San Clemente, California, offering a broad array of banking services through its wholly owned banking subsidiary, Pacific Coast National Bank. The Bank’s principal markets include the coastal regions of Southern Orange County and Northern San Diego County. As of June 30, 2006, the Company had, on a consolidated basis, total assets of $42.8 million, net loans of $19.4 million, total deposits of $25.2 million, and shareholders’ equity of $17.4 million. The Bank currently operates through a main office located at 905 Calle Amanecer, San Clemente, California and a branch office at 499 North El Camino Real, Encinitas, California.

The Company was incorporated under the laws of the State of California on July 2, 2003, to organize and serve as the holding company for the Bank. In 2005, the Company completed an initial public offering of its common stock, issuing 2,280,000 shares at a price of $10.00 per share. The net proceeds received from the offering were approximately $20.5 million. The Bank opened for business on May 16, 2005.

The following discussion focuses on the Company’s financial condition as of June 30, 2006 and results of operations for the three and six months ended June 30, 2006 and 2005. The Company’s principal operations for this time period during 2006 consisted primarily of the operations of Pacific Coast National Bank. The Company’s principal operations for this time period during 2005 included four and one half months of operations related to raising capital and organizing the Bank, and one and one half months of Bank operations. Comparisons made here will relate to bank operations and not the organizational phase of the Company.

Results of Operations

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

Net interest income was $433 thousand for the three months ended June 30, 2006 compared to $87 thousand for the same time period in 2005. The Company earned 6.19% on its average interest-earning assets of $35.6 million for the second quarter of 2006 compared to 3.71% on $19.4 million in average earning assets for the second quarter of 2005. This growth in earning assets accounted for the increase in interest income from $89 thousand in 2005 to $550 thousand in 2006. During the second quarter of 2006, slightly less than 50% of the earning assets were loans, earning 8.12%, compared to the second quarter of 2005 when 5% of the average earning assets was loans, with a yield of 7.25%. This year over year migration from fed funds sold to loans accounted for the improvement in the earning asset yield.

Total loan income, including loan fees of $10 thousand, was $344 thousand for the second quarter of 2006 compared to $9 thousand in total loan income, and no loan fees, in the second quarter of 2005.

Interest-bearing liabilities, consisting entirely of deposits, averaged $14.3 million with an average yield of 3.28% during the second quarter of 2006, compared with $1.3 million in interest-bearing deposits at a yield of 1.55% for the same period in 2005. The cost of funds has increased to 3.28% for this time period in 2006 from 1.55% in 2005, and to $117 thousand from $2 thousand. The increase in yield on deposit products is the result of an increase in market rates and the Bank’s ability to deploy these funds in higher-yielding assets. Average non-interest bearing demand accounts increased as a percentage of average total deposits from 20% in the second quarter of 2005 to 29% in the second quarter of 2006.

The following table sets forth the Company’s average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and the net interest margin for the quarters indicated.

	Three Months Ended June 30,
	2006			2005
ASSETS:	Average Balance	Income / Expense	Average Rate or Yield	Average Balance	Income / Expense	Average Rate or Yield
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Net loans and leases	$17,021	$344	8.12%	$1,026	$9	7.25%
Securities of U.S. government agencies	8,194	87	4.26%	—	—
Other investment securities	1,696	10	2.36%	585	4	5.95%
Federal funds sold	8,725	109	5.03%	17,777	76	3.44%
Total interest-earning assets	35,636	550	6.19%	19,388	89	3.71%
Total noninterest-earning assets	2,481			2,486
TOTAL ASSETS	$38,117			$21,874

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$5,881	$41	2.79%	$620	$1	1.08%
NOW deposits	1,485	5	1.29%	70	—	0.45%
Savings deposits	108	0	1.14%	13	—	0.68%
Time certificates of deposit in denominations of $100,000 or more	4,460	47	4.21%	403	1	2.04%
Other time deposits	2,378	24	4.07%	168	—	2.62%
Total interest-bearing liabilities	14,312	117	3.28%	1,274	2	1.55%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	5,863	117	0	335	2	0
Other liabilities	225			—
Total noninterest-bearing liabilities	6,088			335
SHAREHOLDERS’ EQUITY	17,717			20,265
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,117			$21,874
Net interest income		$433			$87
Net interest spread			2.91%			2.17%
Net interest margin			4.87%			3.61%

The following table sets forth the Company’s average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and the net interest margin for the six month periods indicated.

	Six Months Ended June 30,
	2006			2005
ASSETS:	Average Balance	Income / Expense	Average Rate or Yield	Average Balance	Income / Expense	Average Rate or Yield
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Net loans and leases	$15,590	$621	8.03%	$1,026	$9	7.25%
Securities of U.S. government agencies	7,998	172	4.34%	—	—
Other investment securities	2,310	40	3.47%	585	4	5.95%
Federal funds sold	7,222	171	4.77%	17,777	76	3.44%
Total interest-earning assets	33,120	1,004	6.11%	19,388	89	3.71%
Total noninterest-earning assets	2,510			2,486
TOTAL ASSETS	$35,630			$21,874

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$5,121	$70	2.74%	$620	$1	1.08%
NOW deposits	1,268	8	1.29%	70	—	0.45%
Savings deposits	102	1	1.08%	13	—	0.68%
Time certificates of deposit in denominations of $100,000 or more	3,782	78	4.16%	403	1	2.04%
Other time deposits	2,048	40	3.95%	168	—	2.62%
Total interest-bearing liabilities	12,321	197	3.23%	1,274	2	1.55%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	5,063	197	0	335	2	0
Other liabilities	200			-
Total noninterest-bearing liabilities	5,263			335
SHAREHOLDERS’ EQUITY	18,046			20,265
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,630			$21,874
Net interest income		$807			$87
Net interest spread			2.88%			2.17%
Net interest margin			4.91%			3.61%

The average balances shown for 2005 were calculated using only the days that the Bank had been open for business. Therefore, the averages for three and six months ended June 30, 2005, are the same. Calculating the averages using the number of days in the quarter, while mathematically correct, would not produce a meaningful result.

Changes in volume and changes in interest rates affect the Company's interest income and interest expense. The effect of these changes is typically displayed in a volume, mix and rate analysis table which compares the changes in income and expense over periods. Since the Company has a limited operating history, comparisons are not yet meaningful.

Provision for Loan Losses

A provision for loan losses is determined that is considered sufficient to maintain an allowance to absorb probable losses inherent in the loan portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

In the three and six months ended June 30, 2006, the provision for loan and lease losses was $50 thousand and $104 thousand respectively. Because the Bank has no loss history on which to build assumptions for future loan losses, a national bank peer group average was used. The increased provision for the second quarter of 2006 is the result of using the peer group average and is not the result of identified or suspected deterioration in the loan portfolio. There were no charge-offs or non-performing loans during the first half of 2006.

Noninterest Income

The non-interest income for the quarter ended June 30, 2006, was $21 thousand, including $5 thousand gain on sale of the guaranteed portion of SBA loans. For the six months ended June 30, 2006, noninterest income was $110 thousand including $87 thousand on gain on sale of SBA loans. Fees on deposit accounts and merchant discount income make up the remainder of the noninterest income. For the period ended June 30, 2005, $200 in fee income was collected in service charges.

Noninterest Expense

Total noninterest expense was $1.3 million in the second quarter of 2006, and $2.4 million for the first half of 2006. For the same periods in 2005, noninterest expense was $1.1 million and $1.6 million respectively. Of that expense, $781 thousand and $1.2 million are attributable to pre-opening costs for the three and six months ended June 30, 2005. Therefore comparisons of the two years’ noninterest expenses are not meaningful.

The major components of the 2006 expense are discussed below. As the Bank grows, management is committed to controlling costs and expects to moderate noninterest expenses relative to revenue growth.

Salaries and employee benefits totaled $755 thousand for the second quarter, and $1.3 million for the first half of 2006. Included in this category for the second quarter of 2006 is $245 thousand representing a portion of the expense for the employee stock options granted from May 16, 2005, through June 30, 2006. SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

Employee benefit costs including employer taxes and group insurance accounted for approximately 12% and 15% of this expense in the same time periods. The decrease in the ratio for the three months ended June 30, 2006, is attributable to the increase in employee compensation expense due to the amortization of the fair value of the stock options. The Bank employed 29 full-time equivalent (FTE) employees as of June 30, 2006 compared to 15 FTE as of June 30, 2005. The volume of assets per employee as of the end of the second quarter of 2006 was $1,476,000 compared to $1,485,000 at the end of June 2005.

Occupancy and equipment expenses totaled $193 thousand and $373 thousand for the three and six month periods ended June 30, 2006, attributable primarily to lease costs of $80 thousand and $158 thousand, and depreciation expense of fixed asset and tenant improvements of $78 thousand and $154 thousand respectively.

Professional fees of $47 thousand for the second quarter of 2006 were primarily attributable to legal fees of $25 thousand and expenses related to the preparation of the 10-KSB and the annual shareholders’ meeting of $14 thousand. For the first six months of 2006, professional fees totaled $104 thousand, consisting of $40 thousand in legal fees, $30 thousand in accounting and audit fees, $12 thousand in compliance fees, and $20 thousand in expenses related to the preparation of the 10-KSB and the annual shareholders’ meeting.

Data processing expense was $113 thousand for the second quarter of 2006, attributable primarily to costs associated with the core processing system of $35 thousand, network maintenance and security of $28 thousand, software amortization of $15 thousand, and website maintenance of $15 thousand. For the first half of 2006, data processing expense was $212 thousand, attributable primarily to costs associated with the core processing system of $77 thousand, network maintenance and security of $48 thousand, software amortization of $31 thousand, and website maintenance of $26 thousand. Most of these expenses are routine in nature and are expected to be fairly consistent. Network administration and security expense can fluctuate as new employees and new products are added.

Office expenses of $107 thousand for the second quarter of 2006 included auto and mileage expense of $17 thousand; office supplies of $16 thousand; fidelity bond and other insurance premiums of $12 thousand; workers compensation insurance premiums of $9 thousand; armored car and courier expense of $9 thousand; waived check printing charges of $8; director expenses primarily related to training costs of $9 thousand; regulatory assessments of $6 thousand; and $4 thousand in expenses related to the directors’ stock options per SFAS No. 123 (R). For the first six months ended June 30, 2006, these same expenses were $199 thousand consisting of auto and mileage expense of $39 thousand; office supplies of $30 thousand; fidelity bond and other insurance premiums of $22 thousand; workers compensation insurance premiums of $30 thousand; armored car and courier expense of $18 thousand; waived check printing charges of $12 thousand; director expenses primarily related to training costs of $10 thousand; regulatory assessments of $12 thousand; and $4 thousand in expenses related to the directors’ stock options.

Promotional expenses were $68 thousand for the second quarter of 2006. This included expenses related to a major campaign for to the Bank’s SBA lending group, direct mail campaigns to local businesses, and sponsorship of key community events. For the six months ended June 30, 2006, promotional expenses were $105 thousand.

Other expenses for the second quarter of 2006 of $29 thousand consisted primarily of expenses related to the preparation, review, and printing of the proxy and shareholders’ notification of the annual meeting of $26 thousand and the provision for contingent liabilities of $2 thousand. For the six months ended June 30, 2006, other expenses totaled $41 thousand which included $7 thousand for contingent liabilities, $7 thousand in loan-related costs, and $26 thousand related to the annual meeting notification.

Income Taxes

$2 thousand in state taxes were paid during the second quarter of 2006. No federal tax expense or federal or state tax benefit has been recorded for the quarter ended June 30, 2006 based upon net operating losses. The Company will begin to recognize income tax benefit at the time it becomes profitable.

Financial Condition as of June 30, 2006

Total assets as of June 30, 2006, were $42.8 million, consisting primarily of cash and investments of $21.5 million and net loans of $19.4 million. Total deposits were $25.2 million and shareholder’s equity was $17.4 million.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At June 30, 2006, the Bank had $12.1 million in federal funds (“fed funds”) sold. Federal funds sold allow the Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. At December 31, 2005, the Bank had an interest-bearing deposit of $2 million with Union Bank of California pledged as collateral for a financial letter of credit issued on behalf of one of the Bank’s customers. This deposit had a term of 180 days and a rate of 4%. This time deposit matured on May 22, 2006, and was moved into the Bank’s fed funds investment. Also at December 31, 2005, the holding company had a time deposit of $750 thousand at The Independent BankersBank. This deposit matured on January 25, 2006 and was not renewed.

Investment Securities

The investment portfolio serves primarily as a source of interest income and, secondarily, as a source of liquidity and a management tool for the Bank’s interest rate sensitivity. The investment portfolio is managed according to a written investment policy established by the Bank’s Board of Directors and implemented by the Investment/Asset-Liability Committee.

At June 30, 2006, the Bank’s investment securities consisted of $8.0 million in U.S. government-sponsored agencies, with a book value of $8 million, an estimated fair value of $8.0 million and a weighted average yield of 4.4%, and $514 thousand in Federal Reserve Bank Stock, having a book value of $514 thousand, an estimate fair value of $514 thousand, and a weighted average yield of 6.0%. At June 30, 2006, none of these investment securities were pledged as collateral for any purpose.

The table below sets forth the amounts and distribution of the investment securities and the weighted average yields as of the dates indicated.

As of June 30, 2006:	Book Value	Market Value	Weighted Average Yield
Securities held to maturity
U.S. Government and Agency Securities:
Within One Year	$4,000,089	$3,986,880	4.10%
One to Five Years	3,997,769	3,970,220	4.63%
Total Securities held to maturity	$7,997,858	$7,957,100	4.37%

As of December 31, 2005:	Book Value	Market Value	Weighted Average Yield
Securities held to maturity
U.S. Government and Agency Securities:
Within One Year	$6,001,108	$5,984,120	4.17%
One to Five Years	1,996,835	1,983,760	4.35%
Total Securities held to maturity	$7,997,943	$7,967,880	4.22%

Loan Portfolio

The Bank’s primary source of income is interest on loans. The following table presents the composition of the loan portfolio by category as of the dates indicated:

	June 30, 2006	December 31, 2005

Real estate	$13,697,075	$7,791,112
Commercial	5,967,659	2,483,127
Consumer	78,283	72,259
Gross Loans	19,743,017	10,346,498
Deferred loan fees	(84,730)	(29,168)
Allowance for loan losses	(241,010)	(87,208)
Net Loans	$19,417,277	$10,230,122

Net loans as a percentage of total assets were 45.3% as of June 30, 2006, and 32.8% as of December 31, 2005.

The real estate loan portfolio is comprised of short-term mortgage loans secured typically by commercial properties, occupied by the borrower, have terms of three to seven years with both fixed and floating rates, and revolving lines of credit granted to consumers, secured by equity in residential properties. It is anticipated that the Bank’s real estate loan portfolio will include construction loans in the future. Construction loans consist primarily of single-family residential properties, have a term of less than one year and have floating rates and commitment fees. Construction loans are typically made to builders that have an established record of successful project completion and loan repayment. At June 30, 2006, the Bank held $12.8 million in commercial real estate loans outstanding, representing 65.2% of gross loans receivable, with undisbursed commitments of $1.4 million, and $837 thousand in revolving lines secured by 1-4 family residences representing 4.2% of gross loans receivable with undisbursed commitments of $1.5 million.

The commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. The lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and can be supported by accounts receivable, inventory, equipment and other assets of the client’s businesses. At June 30, 2006, the Bank held $6.0 million in commercial loans outstanding, representing 30.2% of gross loans receivable, and undisbursed commitments of $2.7 million.

The consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. The lines of credit generally have terms of one year and the term loans generally have terms of three to five years. The lines of credit typically have floating rates. At June 30, 2006, consumer loans totaled $78 thousand, representing 0.4% of gross loans receivable and undisbursed commitments of $33 thousand.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Bank has established select concentrations percentages within the loan portfolio. It also includes families of credit considered of either higher risk or worthy of further review as part of its concentration reporting. While the framework has been set in place to evaluate the Bank’s potential risk in its portfolio, the overall concentration results are not yet meaningful.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal. Loan terms vary according to loan type. The following table shows the maturity distribution of loans and leases as of June 30, 2006:

	As of June 30, 2006
	(Dollars in thousands)

	One Year	Over 1 Year
	or Less	through 5 Years		Over 5 Years		Total
		Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Real estate — construction	$—	$—	$—	$—	$—	$—
Real estate — secured	6,740	—	6,957	—	—	13,697
Commercial and industrial	2,146	3,517	305	—	—	5,968
Consumer	5	73	—	—	—	78
Total	$8,891	$3,590	$7,262	$—	$—	$19,743

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of June 30, 2006, there were no nonperforming assets.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. An internally classified loan list is maintained that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. The Bank had no loans classified in these categories at June 30, 2006.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Beginning with the second quarter of 2006, the adequacy of the Bank’s allowance for loan losses has been determined through a comparison to the Bank’s peer group as defined by the OCC. The Bank will continue to maintain an equivalent allowance until management has adequate historical data upon which to base a different level. The peer group currently maintains an average allowance for loan losses of approximately 1.22% of the outstanding principal. The Bank’s allowance was $241 thousand, or 1.22% of outstanding principal as of June 30, 2006. The Bank has not incurred any loan losses as of June 30, 2006.

The following table sets forth information concerning the allocation of the allowance for loan losses, which is maintained on the Bank’s loan portfolio, by loan category at June 30, 2006.

	Amount	Percentage of loans in each category to total loans	Percentage of allowance at June 30, 2006	Percentage of reserves to net loans by category

Real estate	$95,095	69.4%	39.5%	0.7%
Commercial	45,172	30.2%	18.7%	0.8%
Consumer	2,023	0.4%	0.8%	2.6%
Unallocated	98,720		41.0%
Total Allowance for Loan Losses	$241,010	100.0%	100.0%	1.22%

In addition, a separate allowance for credit losses on off-balance sheet credit exposures is maintained for the undisbursed portion of approved loans. Although the loss exposure to the Bank is reduced because the funds have not been released to the borrower, under certain circumstances the Bank may be required to continue to disburse funds on a troubled credit. As of June 30, 2006, this allowance was $21 thousand.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the board of directors. The Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the second quarter of 2006, there were no charge-offs.

Nonearning Assets

Premises, leasehold improvements and equipment totaled $1.2 million at June 30, 2006, net of accumulated depreciation of $307 thousand. There are no definitive agreements regarding acquisition or disposition of owned or leased facilities.

Deposits

Deposits are the Bank’s primary source of funds. The following table sets forth, for the period indicated, the distribution of the average deposit account balances and average cost of funds on each category of deposits:

	Three Months Ended June 30, 2006

	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$5,863	29%	0%
Money market deposits	5,881	29%	2.79%
NOW deposits	1,485	7%	1.29%
Savings deposits	108	1%	1.14%
Time certificates of deposit in denominations of $100,000 or more	4,460	22%	4.21%
Other time deposits	2,378	12%	4.07%
Total deposits	$20,175	100%	2.32%

The following table sets forth the amount and maturities of the time deposits as of June 30, 2006:

	At June 30, 2006

	Time Deposits of $100,000 or more	Other Time Deposits	Total Time Deposits
	(Dollars in thousands)
Three months or less	$532	915	$1,447
Over three months through six months	3,178	781	3,959
Over six months through 12 months	1,535	532	2,067
Over 12 months	—	30	30
Total	$5,245	$2,258	$7,503

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the six months ended June 30, 2006:

Return on average assets	-9.03%
Return on average equity	-17.83%
Dividend payout ratio	0%
Equity to assets ratio	41.1%

Off-Balance Sheet Arrangements and Loan Commitments

In the ordinary course of business, the Bank enters into various off-balance sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. As of June 30, 2006, commitments to extend credit included approximately $10 thousand for letters of credit, $2.7 million for revolving lines of credit arrangements including $1.5 million in real-estate secured lines, and $2.9 million in unused commitments for commercial and real estate secured loans. The Bank faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

Borrowings

The Company has access to a variety of borrowing sources including federal funds purchased. As of June 30, 2006, there were no borrowings outstanding.

Capital Resources and Capital Adequacy Requirements

Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

As of June 30, 2006, the Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

The following table sets forth the Bank’s capital ratios as of the dates specified:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount		Amount		Amount
	(Thousands)	Ratio	(Thousands)	Ratio	(Thousands)	Ratio
As of June 30, 2006:
Total Capital (to Risk-Weighted Assets)	$16,721	81.6%	$1,638	8.0%	$2,048	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$16,459	80.4%	$819	4.0%	$1,229	6.0%
Tier 1 Capital (to Average Assets)	$16,459	43.2%	$1,525	4.0%	$1,906	5.0%

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)	$17,841	101.7%	$1,403	8.0%	$1,754	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$17,738	101.2%	$701	4.0%	$1,052	6.0%
Tier 1 Capital (to Average Assets)	$17,738	64.1%	$1,108	4.0%	$1,385	5.0%

Liquidity Management

At June 30, 2006, the Company (excluding the Bank) had approximately $922 thousand in cash. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval that will not be granted until the accumulated deficit has been eliminated.

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

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. However, it is management’s intention to maintain a conservative loan to deposit ratio in the range of 80% - 85% over time. Given this goal, the Bank will not aggressively pursue lending opportunities if sufficient funding sources (i.e., deposits, Fed Funds, etc.) are not available, nor will the Bank seek to attract transient volatile, non-local deposits with above market interest rates. As of June 30, 2006, the loan to deposit ratio was 77%.

The Bank had cash and cash equivalents of $13.5 million, or 31% of total Bank assets, at June 30, 2006. Management feels that the Bank has adequate liquidity to meet anticipated future funding needs.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At June 30, 2006, the Bank was considered “well capitalized” by regulatory standards.

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

The primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities. Net interest income is computed by the model assuming market rates remaining unchanged and comparing those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At June 30, 2006, an analysis was performed using the ALXpert model provided through ALX Consulting, Inc. and utilizing the Bank’s quarterly Call Report data. The table below shows the impact of rising and declining interest rate simulations in 100 basis point increments over a 12-month period. Changes in net interest income in the rising and declining rate scenarios are measured against the current net interest income. The changes in equity capital represent the changes in the present value of the balance sheet without regards to business continuity, otherwise known as “liquidation value”. Because the Bank is asset-sensitive, the net interest margin improves as rates rise and declines as rates decline.

	Interest Rate Shock
Shock	-2%	-1%	Annualized*	+1%	+2%
Fed Funds Rate	3.25%	4.25%	5.25%	6.25%	7.25%

Net Interest Income Change	(252)	(126)	—	126	252
% Change	-14.5%	-7.3%	—	7.3%	14.5%

Equity Capital Change %	-19.1%		—		19.1%

Net Interest Margin	4.2%	4.6%	4.9%	5.3%	5.7%

The following table sets forth, on a stand-alone basis, the Bank’s amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2006, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While it is believed that such assumptions are reasonable, there can be no assurance that assumed repricing rates will approximate actual future deposit activity.

	As of June 30, 2006
	Volumes Subject to Repricing Within
	0-1 Days	2-90 Days	91-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
Assets:	(Dollars in thousands)
Cash, fed funds and other	$12,085	$—	$—	$—	$—	$1,392	$13,477
Investments and FRB Stock (1)	—	4,000	2,000	1,998	514	—	8,512
Loans (2)	—	5,172	3,720	2,368	8,483	—	19,743
Fixed and other assets	—	—	—	—	—	1,095	1,095
Total Assets	$12,085	$9,172	$5,720	$4,366	$8,997	$2,487	$42,827

Liabilities and Stockholders’ Equity:
Interest-bearing checking, savings and money market accounts	$10,102	$—	$—	$—	$—	$7,611	$17,713
Certificates of deposit	—	1,447	6,026	30	—	—	7,503
Borrowed funds	—	—	—	—	—	—	—
Other liabilities	—	—	—	—	—	229	229
Stockholders’ equity	—	—	—	—	—	17,382	17,382
Total liabilities and stockholders’ equity	$10,102	$1,447	$6,026	$30	$—	$25,222	$42,827

Interest rate sensitivity gap	$1,983	$7,725	$(306)	$4,336	$8,997
Cumulative interest rate sensitivity gap	$1,983	$9,708	$9,402	$13,738	$22,735
Cumulative gap to total assets	4.6%	22.7%	22.0%	32.1%	53.1%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	119.6%	184.1%	153.5%	178.0%	229.1%

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

There have been no significant changes in the Company’s internal controls for financial reporting or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action. In connection with the new rules, the Company is currently in the process of further reviewing and documenting its disclosure controls and procedures, including its internal accounting controls, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or the Bank is a party or to which any of their respective properties are subject; nor are there material proceedings known to the Company, in which any director, officer or affiliate or any principal shareholder is a party or has an interest adverse to the Company or the Bank.

ITEM 2. Changes in Securities and Use of Proceeds

None.

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

Date: August 18, 2006
By:  /s/ Colin M. Forkner

Colin M. Forkner
Chief Executive Officer

Date: August 18, 2006
By:  /s/ Terry Stalk

Terry Stalk
Chief Financial Officer