Form 10QSB/A
period 2006-06-30
Pacific Coast National Bancorp
filed 2006-10-31
CIK 1302502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB/A

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

PACIFIC COAST NATIONAL BANCORP

i

Introductory Note

The Audit Committee of our Board of Directors recently completed an investigation focused on the manner in which the Company accounted for share-based payment awards pursuant to Statement of Financial Accounting Standards No. 123R, “Share-Based Payments.” Upon completion of the investigation, the Company concluded that it was necessary to restate certain financial data for the three and six month periods ended June 30, 2006 in order to correct a calculation error in the amount of stock-based compensation expense attributable to stock option awards to employees that vested during the second quarter ended June 30, 2006. The error did not affect the financial statements for any prior periods.

The Company today is filing an amended Form 10-QSB to restate its financial results with respect to the quarterly period ended June 30, 2006. Generally, no attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB except as required to reflect the effects of the restatement. This Form 10-QSB/A generally does not reflect events occurring after the filing of the original Form 10-QSB or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB. Accordingly, this Form 10-QSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I, Item 1 Financial Information, has been revised to reflect the restatement;

•	Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, has been revised to reflect the restatement; and

•	Part I, Item 3, Controls and Procedures, has been revised to reflect the restatement.

Our Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Section 302 and 906 of the Sarbanes-Oxley Act.

As a result of the restatement, the Company's net loss has increased, by $683,455, or $0.30 per share, for the three months ended June 30, 2006 and for the six months ended June 30, 2006. None of the adjustments resulting from the restatement has any impact on cash balances for any period. However, the Company's unaudited consolidated statement of cash flows has been restated to reflect the restated net loss and adjustments. There were no other changes to the cash flows statement. The Company's unaudited consolidated balance sheet has been restated to reflect the restated new loss and the corresponding adjustment to the Company's additional paid-in capital account.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PACIFIC COAST NATIONAL BANCORP
CONSOLDIATED BALANCE SHEETS

ASSETS

	June 30, 2006	December 31
	(unaudited)	2005
Cash and due from banks	$1,391,832	$1,699,481
Federal funds sold	12,085,000	6,580,000
TOTAL CASH AND CASH EQUIVALENTS	13,476,832	8,279,481
Time deposits in other financial institutions	-	2,750,000
Securities held to maturity	7,997,858	7,997,943
Loans, net	19,417,277	10,230,122
Premises and equipment, net	1,180,584	1,154,066
Federal Reserve Bank stock, at cost	513,600	553,700
Accrued interest and other assets	241,181	244,853
	$42,827,332	$31,210,165

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand	$7,611,691	$4,266,093
Interest-bearing demand and NOW accounts	2,474,886	788,633
Money market	7,513,824	3,332,615
Savings	112,999	86,283
Time certificates of deposit of $100,000 or more	5,244,740	2,412,465
Other time certificates of deposit	2,258,382	1,467,341
TOTAL DEPOSITS	25,216,522	12,353,430
Accrued interest and other liabilities	229,162	146,509
TOTAL LIABILITIES	25,445,684	12,499,939
Shareholders' equity
Common stock - $0.01 par value; 10,000,000 shares authorized; issued and outstanding: 2,281,300 shares at June 30, 2006 and 2,280,000 shares at December 31, 2005	22,813	22,800
Additional paid-in capital	24,221,857	23,271,720
Accumulated deficit	(6,863,022)	(4,584,294)
TOTAL SHAREHOLDERS' EQUITY	17,381,648	18,710,226
	$42,827,332	$31,210,165

See accompanying condensed notes to unaudited consolidated financial statements.

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30				Six Months Ended June 30
	2006		2005		2006		2005
Interest income
Interest and fees on loans		$343,487		$9,172		$620,952		$9,172
Federal funds sold		109,336		75,296		171,620		75,296
Investment securities		86,930		-		171,916		-
Other		9,984		4,290		39,992		4,290
		549,737		88,758		1,004,480		88,758
Interest expense
Time certificates of $100,000 or more		46,778		1,014		77,854		1,014
Other deposits		70,086		1,416		119,058		1,416
Other		-		-		-		-
		116,864		2,430		196,912		2,430
Net interest income		432,873		86,328		807,568		86,328
Provision for loan losses		104,230		4,505		153,802		4,505
Net interest income after provision for loan losses		328,643		81,823		653,766		81,823
Noninterest income
Service charges and fees		16,638		222		22,239		222
Other income		4,818		-		87,318		-
		21,456		222		109,557		222
Noninterest expense
Salaries and employee benefits		1,437,432		165,500		2,005,183		165,500
Occupancy		193,112		48,511		372,678		48,511
Professional services		46,662		13,129		103,820		13,129
Data processing		112,708		50,340		212,307		50,340
Office expenses		94,331		41,275		185,209		41,275
Marketing		67,811		29,604		104,557		29,604
Other		43,263		2,710		56,696		2,710
Pre-Opening Expenses		-		781,285		-		1,216,950
		1,995,319		1,132,354		3,040,450		1,568,019
Loss before income taxes		(1,645,220)		(1,050,309)		(2,277,127)		(1,485,974)
Provision for income taxes		1,600		-		1,600		-
Net loss	$	(1,646,820)	$	(1,050,309)	$	(2,278,727)	$	(1,485,974)
Per share data:
Weighted-average shares outstanding		2,281,300		2,280,000		2,280,776		2,280,000
Net loss, basic	$	(0.72)	$	(0.46)	$	(1.00)	$	(0.65)

See accompanying condensed notes to unaudited consolidated financial statements.

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
Cash flows from operating activities:
Net loss	$	(2,278,727)	$	(1,485,974)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization		184,839		-
Provision for loan losses		153,802		4,505
Provision for off balance sheet contingencies		5,205		-
Amortization (accretion) of investment securities		85		-
Gain on Sale of Loans		(87,318)		-
Stock-based compensation		933,900
Noncash expense for organizer warrants		-		494,520
Other items, net		81,120		(280,737)
Net cash used by operating activities		(1,007,094)		(1,267,686)

Cash flows from investing activities:
Maturity of time deposits in other financial institutions		2,750,000		-
Purchase or redemption of FRB stock		40,100		(585,000)
Proceeds from Sale of Loans		1,558,650		-
Loan Originations		(10,812,289)		(775,512)
Purchases of bank premises and equipment		(211,357)		(1,035,099)
Net cash used in investing activities		(6,674,896)		(2,395,611)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts		9,239,776		871,407
Net increase in time deposits		3,623,316		787,351
Net change in borrowings		-		(1,560,000)
Proceeds from sale of common stock		16,250		22,800,000
Net cash provided by financing activities		12,879,342		22,898,758

Net increase in cash and cash equivalents		5,197,352		19,235,461

Cash and cash equivalents at beginning of year		8,279,481		57,270
Cash and cash equivalents at end of year		$13,476,833		$19,292,731

Supplemental disclosure of cash flow information:
Interest paid		$106,624		$2,430
Income taxes paid		$1,600		$-

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

During 2005 and 2006, the Company granted options to employees from its 2005 Stock Incentive Plan that received shareholder approval on April 17, 2006. The Company began to record compensation expense in accordance with SFAS 123 (Revised) in the second quarter of 2006. The Company is unable to estimate the impact of this Statement on its financial condition and results of operations as the decision to grant option awards is made annually on a case-by-case basis. The actual amount of expense will be based on the fair value of the Company’s stock when the Plan was approved and will be increased for any additional grants that are made in the future. However, based on the current fair value of the Company’s stock, a risk-free rate between 3.95% and 5.05%, expected volatility of 25%, and an expected life of between 6.5 and 8.5 years, the amount of compensation expense in 2006 related to options granted to date is estimated to be approximately $1.5 million for 2006, $750 thousand for 2007, and $200 thousand for 2008.

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

Net interest income was $433 thousand for the three months ended June 30, 2006 compared to $87 thousand for the same time period in 2005. The Company earned 6.19% on its average interest-earning assets of $35.6 million for the second quarter of 2006 compared to 3.71% on $19.3 million in average earning assets for the second quarter of 2005. This growth in earning assets accounted for the increase in interest income from $89 thousand in 2005 to $550 thousand in 2006. During the second quarter of 2006, slightly less than 50% of the earning assets were loans, earning 8.09%, compared to the second quarter of 2005 when 5% of the average earning assets was loans, with a yield of 7.25%. This year over year migration from fed funds sold to loans accounted for the improvement in the earning asset yield.

Total loan income, including loan fees of $10 thousand, was $343 thousand for the second quarter of 2006 compared to $9 thousand in total loan income, and no loan fees, in the second quarter of 2005.

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

	Three Months Ended June 30,
	2006			2005
ASSETS:	Average Balance	Income / Expense	Average Rate or Yield	Average Balance	Income / Expense	Average Rate or Yield
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Net loans and leases	$17,021	$344	8.12%	$1,026	$9	7.25%
Securities of U.S. government agencies	8,194	87	4.26%	-	-
Other investment securities	1,696	10	2.36%	585	4	5.95%
Federal funds sold	8,725	109	5.03%	17,777	76	3.44%
Total interest-earning assets	35,636	550	6.19%	19,388	89	3.71%
Total noninterest-earning assets	2,481			2,486
TOTAL ASSETS	$38,117			$21,874

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$5,881	$41	2.79%	$620	$1	1.08%
NOW deposits	1,485	5	1.29%	70	-	0.45%
Savings deposits	108	0	1.14%	13	-	0.68%
Time certificates of deposit in denominations of $100,000 or more	4,460	47	4.21%	403	1	2.04%
Other time deposits	2,378	24	4.07%	168	-	2.62%
Total interest-bearing liabilities	14,312	117	3.28%	1,274	2	1.55%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	5,863			335
Other liabilities	225			-
Total noninterest-bearing liabilities	6,088			335
SHAREHOLDERS’ EQUITY	17,717			20,265
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,117			$21,874
Net interest income		$433			$87
Net interest spread			2.91%			2.17%
Net interest margin			4.87%			3.61%

The following table sets forth the Company’s average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and the net interest margin for the six month periods indicated.

	Six Months Ended June 30,
	2006			2005
ASSETS:	Average Balance	Income / Expense	Average Rate or Yield	Average Balance	Income / Expense	Average Rate or Yield
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Net loans and leases	$15,590	$621	8.03%	$1,026	$9	7.25%
Securities of U.S. government agencies	7,998	172	4.34%	-	-
Other investment securities	2,310	40	3.47%	585	4	5.95%
Federal funds sold	7,222	171	4.77%	17,777	76	3.44%
Total interest-earning assets	33,120	1,004	6.11%	19,388	89	3.71%
Total noninterest-earning assets	2,510			2,486
TOTAL ASSETS	$35,630			$21,874

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Money market deposits	$5,121	$70	2.74%	$620	$1	1.08%
NOW deposits	1,268	8	1.29%	70	-	0.45%
Savings deposits	102	1	1.08%	13	-	0.68%
Time certificates of deposit in denominations of $100,000 or more	3,782	78	4.16%	403	1	2.04%
Other time deposits	2,048	40	3.95%	168	-	2.62%
Total interest-bearing liabilities	12,321	197	3.23%	1,274	2	1.55%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	5,063			335
Other liabilities	200			-
Total noninterest-bearing liabilities	5,263			335
SHAREHOLDERS’ EQUITY	18,046			20,265
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,630			$21,874
Net interest income		$807			$87
Net interest spread			2.88%			2.17%
Net interest margin			4.91%			3.61%

The average balances shown for 2005 were calculated using only the days that the Bank had been open for business. Therefore, the averages for three and six months ended June 30, 2005, are the same. Calculating the averages using the number of days in the quarter, while mathematically correct, would not produce a meaningful result.

Changes in volume and changes in interest rates affect the Company’s interest income and interest expense. The effect of these changes is typically displayed in a volume, mix and rate analysis table which compares the changes in income and expense over periods. Since the Company has a limited operating history, comparisons are not yet meaningful.

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

Noninterest Expense

Total noninterest expense was $2.0 million in the second quarter of 2006, and $3.0 million for the first half of 2006. For the same periods in 2005, noninterest expense was $1.1 million and $1.6 million respectively. Of that expense, $781 thousand and $1.2 million are attributable to pre-opening costs for the three and six months ended June 30, 2005. Therefore comparisons of the two years’ noninterest expenses are not meaningful.

The major components of the 2006 expense are discussed below. As the Bank grows, management is committed to controlling costs and expects to moderate noninterest expenses relative to revenue growth.

Salaries and employee benefits totaled $1.4 million for the second quarter, and $2.0 million for the first half of 2006. Included in this category for the second quarter of 2006 is $933 thousand representing a portion of the expense for the employee stock options granted from May 16, 2005, through June 30, 2006. SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

Employee benefit costs including employer taxes and group insurance accounted for approximately 3% and 10% of this expense in the same time periods. The decrease in the ratio for the three months ended June 30, 2006, is attributable to the increase in employee compensation expense due to the amortization of the fair value of the stock options. The Bank employed 29 full-time equivalent (FTE) employees as of June 30, 2006 compared to 15 FTE as of June 30, 2005. The volume of assets per employee as of the end of the second quarter of 2006 was $1,476,000 compared to $1,485,000 at the end of June 2005.

Occupancy and equipment expenses totaled $193 thousand and $373 thousand for the three and six month periods ended June 30, 2006, attributable primarily to lease costs of $80 thousand and $158 thousand, and depreciation expense of fixed asset and tenant improvement of $78 thousand and $154 thousand respectively.

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

Office expenses of $94 thousand for the second quarter of 2006 included auto and mileage expense of $17 thousand; office supplies of $16 thousand; fidelity bond and other insurance premiums of $12 thousand; workers compensation insurance premiums of $9 thousand; armored car and courier expense of $9 thousand; waived check printing charges of $8; director expenses primarily related to training costs of $9 thousand; regulatory assessments of $6 thousand; and $4 thousand in expenses related to the directors’ stock options per SFAS No. 123 (R). For the six months ended June 30, 2006, these same expenses were $185 thousand consisting of auto and mileage expense of $39 thousand; office supplies of $30 thousand; fidelity bond and other insurance premiums of $22 thousand; workers compensation insurance premiums of $30 thousand; armored car and courier expense of $18 thousand; waived check printing charges of $12 thousand; and regulatory assessments of $12 thousand.

Promotional expenses were $68 thousand for the second quarter of 2006. This included expenses related to a major campaign for to the Bank’s SBA lending group, direct mail campaigns to local businesses, and sponsorship of key community events. For the six months ended June 30, 2006, promotional expenses were $105 thousand.

Other expenses for the second quarter of 2006 of $43 thousand consisted primarily of expenses related to the preparation, review, and printing of the proxy and shareholders’ notification of the annual meeting of $26 thousand; director expenses primarily related to training costs of $10 thousand; $6 thousand in expenses related to the directors’ stock options; and the provision for contingent liabilities of $2 thousand. For the six months ended June 30, 2006, other expenses totaled $57 thousand which included $7 thousand for contingent liabilities, $7 thousand in loan-related costs, and $26 thousand related to the annual meeting notification.

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

	As of June 30, 2006
	(Dollars in thousands)
	One Year	Over 1 Year
	or Less	through 5 Years		Over 5 Years		Total
		Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Real estate — construction	$-	$-	$-	$-	$-	$-
Real estate — secured	6,740	-	6,957	-	-	13,697
Commercial and industrial	2,146	3,517	305	-	-	5,968
Consumer	5	73	-	-	-	78
Total	$8,891	$3,590	$7,262	$-	$-	$19,743

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

Deposits

Deposits are the Bank’s primary source of funds. The following table sets forth, for the period indicated, the distribution of the average deposit account balances and average cost of funds on each category of deposits:

	Three Months Ended June 30, 2006
	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$5,863	29%	0%
Money market deposits	5,881	29%	2.79%
NOW deposits	1,485	7%	1.29%
Savings deposits	108	1%	1.14%
Time certificates of deposit in denominations of $100,000 or more	4,460	22%	4.21%
Other time deposits	2,378	12%	4.07%
Total deposits	$20,175	100%	2.32%

The following table sets forth the amount and maturities of the time deposits as of June 30, 2006:

	At June 30, 2006
	Time Deposits of $100,000 or more	Other Time Deposits	Total Time Deposits
	(Dollars in thousands)
Three months or less	$532	915	$1,447
Over three months through six months	3,178	781	3,959
Over six months through 12 months	1,535	532	2,067
Over 12 months	-	30	30
Total	$5,245	$2,258	$7,503

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the six months ended June 30, 2006:

Return on average assets	-9.03%
Return on average equity	-17.83%
Dividend payout ratio	0%
Equity to assets ratio	41.1%

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

	Interest Rate Shock
Shock	-2%	-1%	Annualized*	+1%	+2%
Fed Funds Rate	3.25%	4.25%	5.25%	6.25%	7.25%

Net Interest Income Change	(252)	(126)	-	126	252
% Change	-14.5%	-7.3%	-	7.3%	14.5%

Equity Capital Change %	-19.1%		-		19.1%

Net Interest Margin	4.2%	4.6%	4.9%	5.3%	5.7%

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

	As of June 30, 2006
	Volumes Subject to Repricing Within
	0-1 Days	2-90 Days	91-365 Days	1-3 Years	Over 3 Years	Non Interest Sensitive	Total
Assets:	(Dollars in thousands)
Cash, fed funds and other	$12,085	$-	$-	$-	$-	$1,392	$13,477
Investments and FRB Stock (1)	-	4,000	2,000	1,998	514	-	8,512
Loans (2)	-	5,172	3,720	2,368	8,483	-	19,743
Fixed and other assets	-	-	-	-	-	1,095	1,095
Total Assets	$12,085	$9,172	$5,720	$4,366	$8,997	$2,487	$42,827

Liabilities and Stockholders’ Equity:
Interest-bearing checking, savings and money market accounts	$10,102	$-	$-	$-	$-	$7,611	$17,713
Certificates of deposit	-	1,447	6,026	30	-	-	7,503
Borrowed funds	-	-	-	-	-	-	-
Other liabilities	-	-	-	-	-	229	229
Stockholders’ equity	-	-	-	-	-	17,382	17,382
Total liabilities and stockholders’ equity	$10,102	$1,447	$6,026	$30	$-	$25,222	$42,827

Interest rate sensitivity gap	$1,983	$7,725	$(306)	$4,336	$8,997
Cumulative interest rate sensitivity gap	$1,983	$9,708	$9,402	$13,738	$22,735
Cumulative gap to total assets	4.6%	22.7%	22.0%	32.1%	53.1%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	119.6%	184.1%	153.5%	178.0%	229.1%

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Such controls include those designed to ensure that information for disclosure is communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

In connection with the restatement of the Company’s consolidated financial statements, and as a result of the material weakness described below, they have concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2006.

Material Weakness In Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that result in a more than remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

In connection with the Company's investigation of the circumstances giving rise to the restatement, the Company determined that the error resulted from an incorrect interpretation of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payments”. In light of the restatement of the Company's consolidated financial statements, the Company has concluded that as of June 30, 2006 effective disclosure controls and procedures were not maintained over the amounts to be expensed attributable to employee stock options in its consolidated statements of operations. Accordingly, management determined that this control deficiency constitutes a material weakness. A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of the current date of this filing, the company has fully remediated this material weakness. The Company will monitor all new accounting pronouncements and make a determination whether sufficient expertise exists within the Company to evaluate and apply the standards set forth in such new accounting pronouncements. In the event that management determines that additional resources are necessary to evaluate the impact of the new accounting pronouncements on the Company's financial statements, management will engage a qualified accounting firm to assist management in the implementation of the new accounting pronouncements.

Internal Control Over Financial Reporting

There were no changes made in the Company’s internal control over financial reporting during the three and six months ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Limitations Inherent in all Controls

The Company’s management, including the CEO and CFO, recognize that the disclosure controls and internal controls (discussed above) cannot prevent all errors or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected.

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

PACIFIC COAST NATIONAL BANCORP

Date: October 30, 2006	By:	/s/ Michael S. Hahn
Michael S. Hahn President & Chief Operating Officer

Date: October 30, 2006	By:	/s/ Terry Stalk
Terry Stalk Chief Financial Officer