Form 10QSB
period 2006-09-30
Pacific Coast National Bancorp
filed 2006-11-14
CIK 1302502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock as of November 10, 2006, was 2,281,300 shares.

PACIFIC COAST NATIONAL BANCORP

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PACIFIC COAST NATIONAL BANCORP
CONSOLDIATED BALANCE SHEETS

ASSETS

	September 30, 2006	December 31,
	(unaudited)	2005
Cash and due from banks	$2,427,611	$1,699,481
Federal funds sold	13,640,000	6,580,000
TOTAL CASH AND CASH EQUIVALENTS	16,067,611	8,279,481
Time deposits in other financial institutions	—	2,750,000
Securities held to maturity	9,937,974	7,997,943
Loans, net	25,099,538	10,230,122
Premises and equipment, net	1,220,760	1,154,066
Federal Reserve Bank stock, at cost	493,800	553,700
Accrued interest and other assets	292,832	244,853
	$53,112,515	$31,210,165

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand	$11,038,864	$4,266,093
Interest-bearing demand and NOW accounts	3,059,495	788,633
Money market	15,597,402	3,332,615
Savings	108,797	86,283
Time certificates of deposit of $100,000 or more	4,136,354	2,412,465
Other time certificates of deposit	2,191,374	1,467,341
TOTAL DEPOSITS	36,132,286	12,353,430
Accrued interest and other liabilities	264,985	146,509
TOTAL LIABILITIES	36,397,271	12,499,939
Shareholders' equity
Common stock - $0.01 par value; 10,000,000 shares authorized;
issued and outstanding: 2,281,300 shares at September 30,
2006 and 2,280,000 shares at December 31, 2005	22,813	22,800
Additional paid-in capital	24,506,139	23,271,720
Accumulated deficit	(7,813,708)	(4,584,294)
TOTAL SHAREHOLDERS' EQUITY	16,715,244	18,710,226
	$53,112,515	$31,210,165

See accompanying condensed notes to unaudited consolidated financial statements.

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Interest income
Interest and fees on loans		$469,616		$54,314		$1,090,568		$63,486
Federal funds sold		210,010		151,018		381,630		226,314
Investment securities		87,967		29,371		259,883		29,371
Other		17,431		13,581		57,423		17,871
		785,024		248,284		1,789,504		337,042
Interest expense
Time certificates of $100,000 or more		51,556		7,406		129,410		8,420
Other deposits		150,480		22,136		269,538		23,552
		202,036		29,542		398,948		31,972
Net interest income		582,988		218,742		1,390,556		305,070
Provision for loan losses		72,462		38,307		226,264		42,812
Net interest income after
provision for loan losses		510,526		180,435		1,164,292		262,258
Noninterest income
Service charges and fees		5,192		385		27,431		607
Other income		—		1,521		87,318		1,521
		5,192		1,906		114,749		2,128
Noninterest expense
Salaries and employee benefits		936,485		441,367		2,941,668		606,867
Occupancy		203,622		194,641		576,300		243,152
Professional services		39,984		30,154		143,804		43,283
Data processing		99,062		92,710		311,369		143,050
Office expenses		95,754		103,705		280,963		144,980
Marketing		55,312		81,396		159,869		111,000
Other		36,185		10,593		92,882		13,303
Pre-Opening Expenses		—		—		—		1,216,950
		1,466,404		954,566		4,506,855		2,522,585
Loss before income taxes		(950,686)		(772,225)		(3,227,814)		(2,258,199)
Provision for income taxes		—		—		1,600		—
Net loss	$	(950,686)	$	(772,225)	$	(3,229,414)	$	(2,258,199)
Per share data:
Weighted-average shares outstanding		2,281,300		2,280,000		2,280,952		2,280,000
Net loss, basic	$	(0.42)	$	(0.34)	$	(1.42)	$	(0.99)

See accompanying condensed notes to unaudited consolidated financial statements.

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
Cash flows from operating activities:
Net loss	$	(3,229,414)	$	(2,258,199)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization		281,816		62,671
Provision for loan losses		226,264		43,501
Provision for off balance sheet contingencies		5,205		5,067
Amortization (accretion) of investment securities		(1,311)		248
Gain on Sale of Loans		(87,318)		—
Stock-based compensation		1,218,182		—
Noncash expense for organizer warrants		—		494,520
Other items, net		65,292		(276,882)
Net cash used by operating activities		(1,521,284)		(1,929,074)

Cash flows from investing activities:
Purchase or maturity of time deposits in other financial institutions		2,750,000		(750,000)
Purchase of investment securities held to maturity		(3,938,720)		(5,998,175)
Maturity of investment securities held to maturity		2,000,000		—
Purchase or redemption of FRB stock		59,900		(585,000)
Proceeds from Sale of Loans		1,558,650		—
Loan Originations		(16,567,012)		(4,951,854)
Purchases of bank premises and equipment		(348,510)		(1,158,311)
Net cash used in investing activities		(14,485,692)		(13,443,340)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts		21,330,934		6,642,679
Net increase in time deposits		2,447,922		1,975,034
Net change in borrowings		—		(1,560,000)
Proceeds from sale of common stock		16,250		22,800,000
Net cash provided by financing activities		23,795,106		29,857,713

Net increase in cash and cash equivalents		7,788,130		14,485,299

Cash and cash equivalents at beginning of year		8,279,481		57,270
Cash and cash equivalents at end of year		$16,067,611		$14,542,569

Supplemental disclosure of cash flow information:
Interest paid		$280,012		$21,675
Income taxes paid		$1,600		$—

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

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the estimation of compensation expense related to stock options granted to employees and directors, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

The consolidated interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 2006, are not necessarily indicative of the results of a full year’s operations. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

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

During 2005 and 2006, the Company granted options to employees from its 2005 Stock Incentive Plan that received shareholder approval on April 17, 2006. The Company began to record compensation expense in accordance with SFAS 123 (Revised) in the second quarter of 2006. The Company is unable to estimate the impact of this Statement on its financial condition and results of operations as the decision to grant option awards is made annually on a case-by-case basis. The actual amount of expense will be based on the fair value of the Company’s stock when the Plan was approved and will be increased for any additional grants that are made in the future. However, based on the current fair value of the Company’s stock, a risk-free rate between 3.95% and 5.05%, expected volatility of 25%, and an expected life of between 6.5 and 8.5 years, the amount of compensation expense in 2006 related to options granted to date is estimated to be approximately $1.5 million for 2006, $750 thousand for 2007, and $200 thousand for 2008. These amounts are reflected in the financial statements as a part of current operating expenses, however they are returned to shareholders’ equity in the form of additional paid-in capital, resulting in no impact on total capital.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the Company’s consolidated financial condition as of September 30, 2006 and results of operations for the three and nine months ended September 30, 2006 and 2005. The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-QSB.

This report contains certain statements that are forward-looking within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, the forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and other similar expressions or future or conditional verbs. Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

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

Stock-Based Compensation

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

The estimates that are a part of the calculation for the compensation costs include the average life of the stock options, the future price of the Company’s stock when the options are exercised, and the average forfeiture of pre-vested options. These estimates have significant influence over the final expense and the Company does not have a history on which to base these assumptions. Please refer to Note 3 - Stock-Based Compensation of the Condensed Notes to the Unaudited Consolidated Financial Statements.

Deferred Tax Assets

Management estimates the need for a valuation allowance on deferred tax assets by comparing the total recorded to the amount available for carry back and the amount that will be utilized by estimated future earnings.

Executive Overview

Introduction

Pacific Coast National Bancorp is a bank holding company headquartered in San Clemente, California, offering a broad array of banking services through its wholly owned banking subsidiary, Pacific Coast National Bank. The Bank’s principal markets include the coastal regions of Southern Orange County and Northern San Diego County. As of September 30, 2006, the Company had, on a consolidated basis, total assets of $53.1 million, net loans of $25.1 million, total deposits of $36.1 million, and shareholders’ equity of $16.7 million. The Bank currently operates through a main office located at 905 Calle Amanecer in San Clemente, California and a branch office at 499 North El Camino Real in Encinitas, California.

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

The following discussion focuses on the Company’s financial condition as of September 30, 2006 and results of operations for the three and nine months ended September 30, 2006 and 2005. The Company’s principal operations for this time period during 2006 consisted primarily of the operations of Pacific Coast National Bank. The Company’s principal operations for this time period during 2005 included four and one half months of operations related to raising capital and organizing the Bank, and four and one half months of Bank operations. Comparisons made here will relate to Bank operations and not the organizational phase of the Company.

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

Net interest income was $583 thousand for the three months ended September 30, 2006 compared to $219 thousand for the same time period in 2005. The net interest margin increased to 5.03% for the third quarter of 2006 from 3.60% for the third quarter of 2005. The Company earned 6.77% on its average interest-earning assets of $46.0 million for the third quarter of 2006 compared to 4.08% on $24.0 million in average earning assets for the third quarter of 2005. The growth in the loan portfolio and the investment portfolio as well as the increase in the overnight fund’s rate accounted for the increase in interest income from $248 thousand in 2005 to $785 thousand in 2006.

During the third quarter of 2006, loans accounted for 47% of earning assets, with an average yield of 8.63%, compared to the third quarter of 2005 when slightly more than 10% of the average earning assets were loans, with a yield of 8.59%. Total loan income, including loan fees of $42 thousand, was $470 thousand for the third quarter of 2006 compared to $54 thousand in total loan income, including $3 thousand in loan fees, in the third quarter of 2005.

Interest-bearing liabilities, consisting entirely of deposits, averaged $21.7 million with an average yield of 3.70% during the third quarter of 2006, compared with $5.1 million in interest-bearing deposits at a yield of 2.27% for the same period in 2005. The increase in yield on deposit products is the result of an increase in market rates and competitive pressures within the Bank’s market areas. Average non-interest bearing demand accounts increased as a percentage of average total deposits from 22% in the third quarter of 2005 to 31% in the third quarter of 2006.

The following table sets forth the Company’s average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and the net interest margin for the quarters indicated.

	Three Months Ended September 30,
	2006			2005
ASSETS:	Average Balance	Income / Expense	Average Rate or Yield	Average Balance	Income / Expense	Average Rate or Yield
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Net loans and leases	$21,581	$470	8.63%	$2,493	$54	8.59%
Securities of U.S. government agencies	7,811	88	4.47%	2,760	29	4.22%
Other investment securities	501	17	13.46%	1,107	14	4.87%
Federal funds sold	16,101	210	5.17%	17,640	151	3.37%
Total interest-earning assets	45,994	785	6.77%	24,000	248	4.08%
Total noninterest-earning assets	2,857			2,436
TOTAL ASSETS	$48,851			$26,436

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
NOW deposits	$2,479	$9	1.44%	$659	$1	0.60%
Money market and Savings deposits	12,337	123	3.96%	3,070	16	0.91%
Time certificates of deposit in denominations of $100,000 or more	4,369	52	4.68%	885	7	3.30%
Other time deposits	2,466	18	2.97%	505	5	3.58%
Total interest-bearing liabilities	21,651	202	3.70%	5,119	29	2.27%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	9,853	202	0	1,449	29	0
Other liabilities	280			22
Total noninterest-bearing liabilities	10,133			1,471
SHAREHOLDERS’ EQUITY	17,067			19,846
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,851			$26,436
Net interest income		$583			$219
Net interest spread			3.07%			1.81%
Net interest margin			5.03%			3.60%

The following table sets forth the Company’s average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and the net interest margin for the nine month periods indicated.

	2006			2005
ASSETS:	Average Balance	Income / Expense	Average Rate or Yield	Average Balance	Income / Expense	Average Rate or Yield
	(Dollars in Thousands)			(Dollars in Thousands)
Interest-earning assets:
Net loans and leases	$17,609	$1,090	8.27%	$1,990	$63	8.44%
Securities of U.S. government agencies	7,934	260	4.38%	1,897	29	4.07%
Other investment securities	1,700	57	4.52%	578	18	8.30%
Federal funds sold	10,214	382	5.00%	17,117	226	3.52%
Total interest-earning assets	37,457	1,789	6.38%	21,581	336	4.15%
Total noninterest-earning assets	2,731			2,124
TOTAL ASSETS	$40,188			$23,705

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
NOW deposits	$1,676	$17	1.36%	$515	$1	0.52%
Money market and Savings deposits	7,621	193	3.39%	2,470	17	1.83%
Time certificates of deposit in denominations of $100,000 or more	3,809	60	2.11%	552	9	4.35%
Other time deposits	2,360	128	7.25%	637	5	2.09%
Total interest-bearing liabilities	15,466	399	3.45%	4,174	32	2.04%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,801	399	0	1,175	32	0
Other liabilities	227			17
Total noninterest-bearing liabilities	7,028			1,192
SHAREHOLDERS’ EQUITY	17,694			18,339
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,188			$23,705
Net interest income		$1,391			$305
Net interest spread			2.93%			2.11%
Net interest margin			4.96%			3.77%

The average balances shown for 2005 were calculated using only the days that the Bank was open for business. Therefore, the year-to-date averages for 2005 include approximately 137 days’ average balances. Calculating the averages using the number of days in the year, while mathematically correct, would not produce a meaningful result.

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

In the three and nine months ended September 30, 2006, the provision for loan and lease losses was $72 thousand and $226 thousand respectively. Because the Bank has no loss history on which to build assumptions for future loan losses, a national bank peer group average was used. There were no charge-offs through September 30, 2006. One non-performing loan was identified during the fourth quarter of 2006, for $5 thousand, and has been subsequently charged off.

Noninterest Income

The non-interest income for the quarter ended September 30, 2006, was $5 thousand, related entirely service charges on deposit accounts and merchant discount income. For the nine months ended September 30, 2006, noninterest income was $115 thousand including $87 thousand on gain on sale of SBA loans. Fees on deposit accounts and merchant discount income make up the remainder of the noninterest income. For the period ended September 30, 2005, $2 thousand in fee income was collected in service charges.

Noninterest Expense

Total noninterest expense was $1.5 million in the third quarter of 2006 and $4.5 million for the first three quarters of 2006. Included in this expense are $284 thousand and $1.2 million representing a portion of the expense for the employee and director stock options granted from May 16, 2005 through September 30, 2006. For additional information concerning this accounting treatment, see Condensed Notes to the Unaudited Financials Statements, Note 3 - Stock-Based Compensation.

For the same periods in 2005, noninterest expense was $955 thousand and $2.5 million respectively. Of that expense, $1.2 million was attributable to pre-opening costs for the nine months ended September 30, 2005. Therefore comparisons of the two years’ noninterest expenses are not meaningful.

The major components of the 2006 expense are discussed below. As the Bank grows, management is committed to controlling costs and expects to moderate noninterest expenses relative to revenue growth.

Salaries and employee benefits totaled $936 thousand for the third quarter and $2.9 million for the first three quarters of 2006. Included in this category, representing a portion of the expense for the employee stock options granted from May 16, 2005, through September 30, 2006, is $276 thousand for the third quarter of 2006, and $1.2 million year to date. SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

Employee benefit costs including employer taxes and group insurance accounted for approximately 10% of this expense for the third quarter and first three quarters of 2006. The Bank employed 29 full-time equivalent (FTE) employees as of September 30, 2006 compared to 21 FTE as of September 30, 2005. The volume of assets per employee as of the end of the third quarter of 2006 was $1,831,000 compared to $1,338,000 at the end of September 2005.

Occupancy and equipment expenses totaled $204 thousand and $576 thousand for the three and nine month periods ended September 30, 2006, attributable primarily to lease costs of $91 thousand and $259 thousand, and depreciation expense of fixed asset and tenant improvement of $81 thousand and $235 thousand respectively.

Professional fees of $40 thousand for the third quarter of 2006 were primarily attributable to internal and external auditing fees of $25 thousand, expenses related to the annual shareholders’ meeting of $6 thousand, and legal fees of $4 thousand. For the first three quarters of 2006, professional fees totaled $144 thousand, consisting of $45 thousand in legal fees, $56 thousand in accounting and audit fees, $17 thousand in compliance fees, and $26 thousand in expenses related to the preparation of the 10-KSB and the annual shareholders’ meeting.

Data processing expense was $99 thousand for the third quarter of 2006, attributable primarily to costs associated with the core processing system of $35 thousand, network maintenance and security of $21 thousand, software amortization of $16 thousand, and website maintenance of $15 thousand. For the first three quarters of 2006, data processing expense was $311 thousand, attributable primarily to costs associated with the core processing system of $112 thousand, network maintenance and security of $68 thousand, software amortization of $47 thousand, and website maintenance of $40 thousand. Most of these expenses are routine in nature and are expected to be fairly consistent. Network administration and security expense can fluctuate as new employees and new products are added.

Office expenses of $96 thousand for the third quarter of 2006 included auto and mileage expense of $21 thousand; office supplies of $19 thousand; waived check printing charges of $11 thousand; fidelity bond and other insurance premiums of $10 thousand; regulatory assessments of $7 thousand; armored car and courier expense of $6 thousand; recruiting expenses of $5 thousand; and workers compensation insurance premiums of $3 thousand. For the nine months ended September 30, 2006, these same expenses were $281 thousand consisting of auto and mileage expense of $60 thousand; office supplies of $49 thousand; fidelity bond and other insurance premiums of $32 thousand; workers compensation insurance premiums of $33 thousand; armored car and courier expense of $24 thousand; waived check printing charges of $24 thousand; recruiting expenses of $13 thousand; and regulatory assessments of $20 thousand.

Promotional expenses were $55 thousand for the third quarter of 2006. This included expenses related to direct mail campaigns to local businesses, sponsorship of key community events, and specific officer-calling programs in the bank’s target market. For the nine months ended September 30, 2006, promotional expenses were $160 thousand.

Other expenses for the third quarter of 2006 of $36 thousand consisted of $13 thousand in loan production costs, such as appraisals and credit reports, many of which will be reimbursed at the time the loans are funded, $8 thousand related to the annual meeting costs, $6 thousand related to director training, and $8 thousand related to the directors’ stock options as outlined in FAS 123(R). For the nine months ended September 30, 2006, other expenses totaled $93 thousand which included $5 thousand for contingent liabilities, $22 thousand in loan-related costs, and $36 thousand related to the annual meeting notification, $15 thousand related to director training, and $14 thousand related to director stock option expense.

Income Taxes

$2 thousand in state taxes were paid during the second quarter of 2006. No federal tax expense or federal or state tax benefit has been recorded for the quarter ended September 30, 2006 based upon net operating losses. The Company will begin to recognize income tax benefit at the time it becomes profitable.

Financial Condition as of September 30, 2006

Total assets as of September 30, 2006, were $53.1 million, consisting primarily of cash and investments of $26.0 million and net loans of $25.1 million. Total deposits were $36.1 million and shareholder’s equity was $16.7 million.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At September 30, 2006, the Bank had $13.6 million in federal funds (“fed funds”) sold. Federal funds sold allow the Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. At December 31, 2005, the Bank had an interest-bearing deposit of $2 million with Union Bank of California pledged as collateral for a financial letter of credit issued on behalf of one of the Bank’s customers. This deposit had a term of 180 days and a rate of 4%. This time deposit matured on May 22, 2006, and was moved into the Bank’s fed funds investment. Also at December 31, 2005, the holding company had a time deposit of $750 thousand at The Independent BankersBank. This deposit matured on January 25, 2006 and was not renewed.

Investment Securities

The investment portfolio serves primarily as a source of interest income and, secondarily, as a source of liquidity and a management tool for the Bank’s interest rate sensitivity. The investment portfolio is managed according to a written investment policy established by the Bank’s Board of Directors and implemented by the Investment/Asset-Liability Committee.

At September 30, 2006, the Bank’s investment securities consisted of $10.0 million in U.S. government-sponsored agencies, with a book value of $9.9 million, an estimated fair value of $9.90 million and a weighted average yield of 4.7%, and $494 thousand in Federal Reserve Bank Stock, having a book value of $494 thousand, an estimate fair value of $494 thousand, and a weighted average yield of 6.0%. At September 30, 2006, none of these investment securities were pledged as collateral for any purpose.

The table below sets forth the amounts and distribution of the investment securities and the weighted average yields as of the dates indicated.

As of September 30, 2006:	Book Value	Market Value	Weighted Average Yield
Securities held to maturity
U.S. Government and Agency Securities:
Within One Year	$3,998,230	$3,980,020	4.26%
One to Five Years	5,939,744	5,939,744	4.96%
Total Securities held to maturity	$9,937,974	$9,919,764	4.68%

As of December 31, 2005:	Book Value	Market Value	Weighted Average Yield
Securities held to maturity
U.S. Government and Agency Securities:
Within One Year	$6,001,108	$5,984,120	4.17%
One to Five Years	1,996,835	1,983,760	4.35%
Total Securities held to maturity	$7,997,943	$7,967,880	4.22%

Loan Portfolio

The Bank’s primary source of income is interest on loans. The following table presents the composition of the loan portfolio by category as of the dates indicated:

	September 30, 2006	December 31, 2005

Real estate
Commercial	$13,499,960	$7,249,730
Construction	2,210,514	-
1-4 Family - Revolving	1,492,074	541,382
Commercial	8,217,692	2,483,127
Consumer	77,750	72,259
Gross Loans	25,497,990	10,346,498
Deferred loan fees	(84,980)	(29,168)
Allowance for loan losses	(313,472)	(87,208)
Net Loans	$25,099,538	$10,230,122

Net loans as a percentage of total assets were 47.3% as of September 30, 2006, and 32.8% as of December 31, 2005.

The real estate loan portfolio is comprised of short-term mortgage loans secured typically by commercial properties, occupied by the borrower, have terms of three to seven years with both fixed and floating rates, and revolving lines of credit granted to consumers, secured by equity in residential properties, as well as construction loans. Construction loans consist primarily of single-family residential properties, have a term of less than one year and have floating rates and commitment fees. Construction loans are typically made to builders that have an established record of successful project completion and loan repayment. At September 30, 2006, the Bank held $13.5 million in commercial real estate loans outstanding, representing 52.9% of gross loans receivable, with undisbursed commitments of $1.3 million, $2.2 million in construction loans representing 8.7% of gross loans receivable with undisbursed commitments of $1.2 million, and $1.5 million in revolving lines secured by 1-4 family residences representing 5.9% of gross loans receivable with undisbursed commitments of $2.1 million.

The commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. The lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and can be supported by accounts receivable, inventory, equipment and other assets of the client’s businesses. At September 30, 2006, the Bank held $8.2 million in commercial loans outstanding, representing 32.2% of gross loans receivable, and undisbursed commitments of $3.6 million.

The consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. The lines of credit generally have terms of one year and the term loans generally have terms of three to five years. The lines of credit typically have floating rates. At September 30, 2006, consumer loans totaled $78 thousand, representing 0.3% of gross loans receivable and undisbursed commitments of $43 thousand.

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

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal. Loan terms vary according to loan type. The following table shows the maturity distribution of loans and leases as of September 30, 2006:

	As of September 30, 2006
	(Dollars in thousands)
	One Year	Over 1 Year
	or Less	through 5 Years		Over 5 Years		Total
		Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Real estate — construction	$2,211	$—	$—	$—	$—	$2,211
Real estate — secured	4,695	—	10,297	—	—	14,992
Commercial and industrial	3,286	3,932	324	675	—	8,217
Consumer	8	70	—	—	—	78
Total	$10,200	$4,002	$10,621	$675	$—	$25,498

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of September 30, 2006, there were no nonperforming assets.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. An internally classified loan list is maintained that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. The Bank had no loans classified in these categories at September 30, 2006.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Beginning with the second quarter of 2006, the adequacy of the Bank’s allowance for loan losses has been determined through a comparison to the Bank’s peer group as defined by the OCC. The Bank will continue to maintain an equivalent allowance until management has adequate historical data upon which to base a different level. The peer group currently maintains an average allowance for loan losses of approximately 1.22% of the outstanding principal. The Bank’s allowance was $313 thousand, or 1.23% of outstanding principal as of September 30, 2006. The Bank had not incurred any loan losses as of September 30, 2006.

The following table sets forth information concerning the allocation of the allowance for loan losses, which is maintained on the Bank’s loan portfolio, by loan category at September 30, 2006.

	Amount	Percentage of loans in each category to total loans	Percentage of allowance at September 30, 2006	Percentage of reserves to net loans by category

Real estate	$128,801	67.5%	41.1%	0.7%
Commercial	51,203	32.2%	16.3%	0.6%
Consumer	6,143	0.3%	2.0%	7.9%
Unallocated	127,325		40.6%
Total Allowance for Loan Losses	$313,472	100.0%	100.0%	1.23%

In addition, a separate allowance for credit losses on off-balance sheet credit exposures is maintained for the undisbursed portion of approved loans. Although the loss exposure to the Bank is reduced because the funds have not been released to the borrower, under certain circumstances the Bank may be required to continue to disburse funds on a troubled credit. As of September 30, 2006, this allowance was $21 thousand.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the board of directors. The Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the third quarter of 2006, there were no charge-offs.

Nonearning Assets

Premises, leasehold improvements and equipment totaled $1.2 million at September 30, 2006, net of accumulated depreciation of $405 thousand. There are no definitive agreements regarding acquisition or disposition of owned or leased facilities.

Deposits

Deposits are the Bank’s primary source of funds. The following table sets forth, for the period indicated, the distribution of the average deposit account balances and average cost of funds on each category of deposits:

	Three Months Ended September 30, 2006
	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$10,775	33%	0%
Money market deposits	12,228	38%	#REF!
NOW deposits	2,479	8%	1.44%
Savings deposits	109	0%	3.96%
Time certificates of deposit in denominations of $100,000 or more	4,369	13%	4.68%
Other time deposits	2,466	8%	3.70%
Total deposits	$32,426	100%	2.54%

The following table sets forth the amount and maturities of the time deposits as of September 30, 2006:

	At September 30, 2006
	Time Deposits of $100,000 or more	Other Time Deposits	Total Time Deposits
	(Dollars in thousands)
Three months or less	$2,501	727	$3,228
Over three months through six months	801	619	1,420
Over six months through 12 months	834	733	1,567
Over 12 months	—	112	112
Total	$4,136	$2,191	$6,327

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the nine months ended September 30, 2006:

Return on average assets	-10.74%
Return on average equity	-24.40%
Dividend payout ratio	0%
Equity to assets ratio	32.1%

Off-Balance Sheet Arrangements and Loan Commitments

In the ordinary course of business, the Bank enters into various off-balance sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. As of September 30, 2006, commitments to extend credit included approximately $10 thousand for letters of credit, $5.2 million for revolving lines of credit arrangements including $2.1 million in real-estate secured lines, and $3.0 million in unused commitments for commercial and real estate secured loans. The Bank faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

Borrowings

The Company has access to a variety of borrowing sources including federal funds purchased. As of September 30, 2006, there were no borrowings outstanding.

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

As of September 30, 2006, the Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

The following table sets forth the Bank’s capital ratios as of the dates specified:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount		Amount		Amount
	(Thousands)	Ratio	(Thousands)	Ratio	(Thousands)	Ratio
As of September 30, 2006:
Total Capital (to Risk-Weighted Assets)	$16,141	62.6%	$2,064	8.0%	$2,580	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$15,809	61.3%	$1,032	4.0%	$1,548	6.0%
Tier 1 Capital (to Average Assets)	$15,809	32.4%	$1,954	4.0%	$2,443	5.0%

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)	$17,841	101.7%	$1,403	8.0%	$1,754	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$17,738	101.2%	$701	4.0%	$1,052	6.0%
Tier 1 Capital (to Average Assets)	$17,738	64.1%	$1,108	4.0%	$1,385	5.0%

Liquidity Management

At September 30, 2006, the Company (excluding the Bank) had approximately $907 thousand in cash. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval that will not be granted until the accumulated deficit has been eliminated.

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

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity. However, it is management’s intention to maintain a conservative loan to deposit ratio in the range of 80% - 85% over time. Given this goal, the Bank will not aggressively pursue lending opportunities if sufficient funding sources (i.e., deposits, Fed Funds, etc.) are not available, nor will the Bank seek to attract transient volatile, non-local deposits with above market interest rates. As of September 30, 2006, the loan to deposit ratio was 71%.

The Bank had cash and cash equivalents of $16.1 million, or 30% of total Bank assets, at September 30, 2006. Management feels that the Bank has adequate liquidity to meet anticipated future funding needs.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At September 30, 2006, the Bank was considered “well capitalized” by regulatory standards.

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

The primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities. Net interest income is computed by the model assuming market rates remaining unchanged and comparing those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At September 30, 2006, an analysis was performed using the ALXpert model provided through ALX Consulting, Inc. and utilizing the Bank’s quarterly Call Report data. The table below shows the impact of rising and declining interest rate simulations in 100 basis point increments over a 12-month period. Changes in net interest income in the rising and declining rate scenarios are measured against the current net interest income. The changes in equity capital represent the changes in the present value of the balance sheet without regards to business continuity, otherwise known as “liquidation value”. Because the Bank is asset-sensitive, the net interest margin improves as rates rise and declines as rates decline.

	Interest Rate Shock
Shock	-2%	-1%	Annualized*	+1%	+2%
Fed Funds Rate	3.25%	4.25%	5.25%	6.25%	7.25%

Net Interest Income Change	(289)	(144)	—	144	289

% Change	-12.5%	-6.3%	—	6.3%	12.5%

Equity Capital Change %	-2.2%		—		2.2%

Net Interest Margin	4.4%	4.7%	5.0%	5.4%	5.7%

The following table sets forth, on a stand-alone basis, the Bank’s amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2006, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While it is believed that such assumptions are reasonable, there can be no assurance that assumed repricing rates will approximate actual future deposit activity.

	As of September 30, 2006
	Volumes Subject to Repricing Within
	0-1 Days	2-90 Days	91-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
Assets:	(Dollars in thousands)
Cash, fed funds and other	$13,640	$—	$—	$—	$—	$2,428	$16,068
Investments and FRB Stock (1)	—	4,000	1,998	1,980	2,455	—	10,433
Loans (2)	—	8,033	2,168	5,429	9,868	—	25,498
Fixed and other assets	—	—	—	—	—	1,113	1,113
Total Assets	$13,640	$12,033	$4,166	$7,409	$12,323	$3,541	$53,113

Liabilities and Stockholders’ Equity:
Interest-bearing checking, savings and money market accounts	$18,767	$—	$—	$—	$—	$11,039	$29,806
Certificates of deposit	—	3,228	2,987	32	80	—	6,327
Borrowed funds	—	—	—	—	—	—	—
Other liabilities	—	—	—	—	—	265	265
Stockholders’ equity	—	—	—	—	—	16,715	16,715
Total liabilities and stockholders’ equity	$18,767	$3,228	$2,987	$32	$80	$28,019	$53,113

Interest rate sensitivity gap	$(5,127)	$8,805	$1,179	$7,377	$12,243
Cumulative interest rate sensitivity gap	$(5,127)	$3,678	$4,857	$12,234	$24,477
Cumulative gap to total assets	-9.7%	6.9%	9.1%	23.0%	46.1%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	72.7%	116.7%	119.4%	148.9%	197.5%

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

During the period covered by this report, the Company revised its internal controls and procedures as they relate to the implementation of new accounting pronouncements, in light of the error resulting from an incorrect interpretation of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payments” in connection with the preparation of the its Form 10-QSB for the quarter ended June 30, 2006. Accordingly, the Company will monitor all new accounting pronouncements and make a determination whether sufficient expertise exists within the company to evaluate and apply the standards set forth in such new accounting pronouncements. In the event that management determines that additional resources are necessary to evaluate the impact of the new accounting pronouncements on the company's financial statements, management will engage a qualified accounting firm to assist management in the implementation of the new accounting pronouncements.

Except as described above, there have been no significant changes in the Company’s internal controls for financial reporting or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action. However, the Company periodically reviews and documents its disclosure controls and procedures, including its internal accounting controls, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the Company’s systems evolve with its business.

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

On October 30, 2006, Pacific Coast National Bancorp filed an amended Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 to restate it’s previously issued unaudited financial statements at and for the quarter and six months ended June 30, 2006 to correct errors related to accounting for stock-based compensation expenses. The error did not affect the financial statements for any prior periods.

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

As of the date of this press release, the company has fully remediated this material weakness. The company will monitor all new accounting pronouncements and make a determination whether sufficient expertise exists within the company to evaluate and apply the standards set forth in such new accounting pronouncements. In the event that management determines that additional resources are necessary to evaluate the impact of the new accounting pronouncements on the company's financial statements, management will engage a qualified accounting firm to assist management in the implementation of the new accounting pronouncements.

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

Date: November 13, 2006
By:  /s/ Colin M. Forkner

Colin M. Forkner
Chief Executive Officer
Date: November 13, 2006
By:  /s/ Terry Stalk

Terry Stalk
Chief Financial Officer