Form 10KSB
period 2006-12-31
Pacific Coast National Bancorp
filed 2007-03-30
CIK 1302502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Registrant’s revenues for the fiscal year ended December 31, 2006, were $2,825,131.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of March 09, 2007: $23,686,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners are deemed to be affiliates. Such determination should not be deemed to be an admission that any such person is an affiliate.

The number of shares of common stock, par value $0.01 share, of the Registrant outstanding as of March 1, 2007, was 2,281,500.

DOCUMENTS INCORPORATE BY REFERENCE: Portions of the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders, expected to be held in June 2007, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format: Yes ______; No ____x_____

PACIFIC COAST NATIONAL BANCORP

ANNUAL REPORT ON FORM 10-KSB

-i-

PART I

Introductory Note. Cautionary Statement Regarding Forward-Looking Information and Risk Factors

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company and its subsidiary, Pacific Coast National Bank (“Bank”). The following factors, among others, could cause the Company’s results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	the loss of key personnel;

•	the failure of assumptions;

•	changes in various monetary and fiscal policies and regulations;

•	adverse changes in general economic conditions and economic conditions in Southern California and industries in which the Bank operates;

•	adverse changes in the local real estate market and the value of real estate collateral securing a substantial portion of the Bank’s loan portfolio;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

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

•	changes in the interest rate environment, which may reduce interest margins and impact funding sources;

•	increased asset levels and changes in the composition of assets and the resulting impact on the capital levels and regulatory capital ratios of the Company or the Bank;

•	competition from bank and non-bank competitors;

•	the ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products;

•	the ability to grow the Bank’s core businesses;

•	decisions to change or adopt new business strategies;

•	changes in tax laws, rules and regulations and interpretations thereof;

•	technological changes;

•	changes in consumer spending and savings habits; and

•	management’s ability to manage these and other risks.

In addition to the factors described above, the reader’s attention is directed to “Business -Risk Factors” set forth elsewhere in this Form 10-KSB a more detailed and additional discussion of certain factors that could cause the Company’s results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements New factors emerge from time to time, and it is not possible for the Company to predict which factor, if any, will materialize. In addition, the Company cannot assess the potential impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Pacific Coast National Bank - On May 16, 2005, the Bank began banking operations as a federally-chartered national bank, having received all necessary regulatory approvals. The FDIC insures the Bank’s deposit accounts up to the maximum amount currently allowable under federal law. The Bank is subject to examination and regulation by the OCC and the FDIC. The Bank is further subject to regulations by the Federal Reserve Board concerning reserves to be maintained against deposits and certain other matters and is a member of the Federal Reserve Bank.

The Bank is headquartered in San Clemente, California, and currently operates full service retail banking offices in San Clemente and Encinitas, California. The Bank offers a broad range of commercial and consumer banking services to small- to medium-sized businesses, independent single-family residential and commercial contractors, and consumers. Lending services include consumer loans and commercial loans to small- to medium-sized businesses and professional concerns. The Bank offers a broad array of deposit services including demand deposits, regular savings accounts, money market accounts, certificates of deposit and individual retirement accounts. For the convenience of its customers, the Bank also offers credit and debit cards, online banking, travelers’ checks, domestic and foreign wire transfers, and travelers’ and cashier’s checks. These services are provided through a variety of delivery systems including automated teller machines, private banking, telephone banking and Internet banking. The Bank concentrates on providing superior customer services as it continues to enhance the products and services offered to its customers. The Bank’s website is www.pacificcoastnationalbank.com.

Philosophy and strategy

Pacific Coast National Bank operates as a full-service community bank, offering sophisticated financial products while emphasizing prompt, personalized customer service. The Bank believes that this philosophy, encompassing the service aspects of community banking, distinguishes the Bank from its competitors.

To carry out its philosophy, the Bank’s business strategy involves the following:

•	Capitalizing on the diverse community involvement, professional expertise and personal and business contacts of its directors and executive officers;

•	Hiring and retaining experienced and qualified banking personnel;

•	Providing individualized attention with consistent, local decision-making authority;

•	Utilizing technology and strategic outsourcing to provide a broad array of convenient products and services;

•	Operating from highly visible and accessible banking offices in close proximity to concentrations of targeted commercial businesses and professionals; and

•	Implementing a strong marketing program.

Market opportunities

Primary service areas - The Bank’s primary service areas are the coastal regions of south Orange County and north San Diego County, which it serves from two locations. The main office is located at

905 Calle Amanecer, Suite 100, San Clemente, California, with a second full-service branch office at 499 North El Camino Real, Suite C-100, Encinitas, California. The Bank draws most of its customer deposits and conducts most of its lending transactions from and within its primary service areas.

These primary service areas represent a diverse market with a growing population and economy. The population growth has attracted many businesses to the area and led to growth in the local service economy, and, while the Bank cannot be certain, it expects this trend to continue.

Local economy - The Bank believes that its banking market represents a unique market with a diversified and growing customer base. It also believes that the primary service areas present an environment that will support its growth. As a community bank, the Bank is designed to serve the needs of the residents and small- to medium-sized businesses within this growing economy. Because the Southern California market is a critical part of the national economy, many groups research, analyze and project how the market will fare in the coming months. A few of these forecasts are cited below.

In a Los Angeles Times article on February 21, 2007 the recently released economic forecasts by the Los Angeles County Economic Development Corporation and the Center for Continuing Study of the California Economy was referenced as stating that the economic growth for Southern California is expected to be “slightly slower but still solid.” Quality of life issues are expected to hamper the region including traffic congestion, poor performing schools, and a shortage of affordable housing. On the positive side, trade, professional services and tourism are all expected to show growth.

The article went on to say that international trade faces risks due to a federal law that is expected to take effect this year requiring that all transportation workers have certain credentials. It is estimated that 20% to 30% of the area’s truck drivers may be undocumented. This could create a bottleneck at the ports, as truck drivers are already in short supply.

Grubb & Ellis has released their 2007 Real Estate Forecast. For the Southern California area their report states “Office vacancies all around the region were below 10% at year end 2006, with varying amounts of new construction underway. There will be continuing demand for office space in the region during 2007, especially from the professional, scientific & technical services sector (which includes accounting, law and engineering).” http://www.grubb-ellis.com/research/forecast2007/

Lending - The Bank faces significant competition in Southern California for new loans with other commercial banks, savings and loan associations, credit unions, credit companies, Wall Street lending conduits, mortgage bankers, life insurance companies and pension funds. Some of the largest financial institutions in the United States operate in California, and have extensive branch systems and advertising programs, which the Bank does not have. Large banks and savings and loan institutions frequently enjoy a lower cost of funds than the Bank and can therefore charge less than the Bank for loans. The Bank attempts to compensate for competitive pricing disadvantages that may exist by providing a higher level of personal service to borrowers and “hands on” involvement of senior officers to meet the borrowers’ needs.

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

Business strategy

Management philosophy - The Bank is a full-service commercial bank dedicated to providing superior customer service to the individuals and businesses in the communities it serves. The Bank offers a sophisticated array of financial products while emphasizing prompt, personalized customer service. Management believes that this philosophy, encompassing the service aspects of community banking, distinguishes the Bank from its larger financial-institution competitors. The Bank endeavors to hire the most qualified and experienced people in the market who share its commitment to customer service and believes that this marketplace provides an opportunity for a locally-owned and locally-managed community bank to acquire a significant market share by offering an alternative to the less personal service offered by many larger banks. Accordingly, the Bank has implemented the following operating and growth strategies.

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

•
Quality employees. The Bank has hired, and will continue to hire, highly trained and seasoned staff. Ongoing training provides the staff with extensive knowledge of the Bank’s products and services allowing the first employee a customer encounters to resolve most questions the customer may have.

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

•
Highly visible sites. The Bank’s main office is highly visible and located in close proximity to major traffic arteries. The main office location is located at 905 Calle Amanecer, Suite 100, San Clemente, California in an area that provides easy access to the Rancho San Clemente business park businesses. The Encinitas full-service banking office is located at 499 North El Camino Real, Suite C-100, Encinitas, California, located at the intersection of North El Camino Real and Garden View, a vital commercial and residential area. Management believes that these sites give the Bank a presence in a market that is dominated by branch offices of banks headquartered out of the area.

•
Individual customer focus. The Bank focuses on providing individual service and attention to its target customers, which include individuals and small- to medium-sized businesses. Due to personal relationships of the Bank’s employees, officers and directors with many of the Bank’s customers, the Company believes the Bank generally is able to respond to credit requests more quickly and be more flexible in approving complex loans based on collateral quality and personal knowledge of the customer.

•
Marketing and advertising. The Bank uses a targeted marketing approach to attract local business owners. Specific products such as small business administration (“SBA”) loans are highlighted in direct mail pieces. Officers of the Bank are often guest speakers at local service clubs to discuss the benefits of being a community bank client. Marketing professionals are utilized to ensure that the look of the Bank’s marketing material has a consistent, professional message that is appropriate to its target market.

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

•
Offer fee-generating products and services. The Bank’s range of services, pricing strategies, interest rates paid and charged, and hours of operation are structured to attract the Bank’s target customers and increase its market share. The Bank strives to offer the small business person, professional, entrepreneur and consumer the best deposit and loan services available while charging competitively for these services and utilizing technology and strategic outsourcing to increase fee revenues.

Lending services

The Bank offers a full range of lending products, including commercial loans to small- to medium-sized businesses, professionals, and consumer loans to individuals. Management understands that the Bank is competing for these loans with competitors who are well established in its primary market area and have greater resources and lending limits.

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

The Bank’s loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that of the credit underwriter’s lending authority, the loan is recommended to the chief credit officer who maintains a higher lending limit. If the approval amount exceeds the authority of the Chief Credit Officer the Bank’s directors credit committee determines whether to approve the loan request. The Bank does not make loans to any of its directors unless the loan receives prior approval by the Bank’s board of directors, excluding the interested party, and the terms of the loan are no more favorable than would be available to any comparable borrower. The Bank’s current policy is not to lend to its executive officers.

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

Real estate loans - The Bank makes commercial real estate loans, construction and development loans, small business loans and residential real estate loans. These may include commercial loans where the Bank takes a security interest in real estate out of an “abundance of caution” and not as the principal collateral for the loan. At December 31, 2006, the Bank held $24.8 million in loans secured by real estate, representing 71.1% of gross loans receivable, and undisbursed commitments of $4.7 million. At December 31, 2005, the Bank held $7.8 million is loans secured by real estate, representing 75.3% of gross loans receivable, and undisbursed commitments of $1.2 million. The classes of real estate loans are described below.

•
Construction and development loans - The Bank offers owner-occupied and developer construction loans. Loan repayment for owner occupied transactions is generally from permanent financing with either the Bank or qualified mortgage lender. Repayment of developer loans is principally derived from the sale of the individual units with the purchaser obtaining permanent financing from a qualified mortgage lender. Repayment of developer loans is subject to current market conditions, mortgage rates and the economic environment. Construction and development loans are generally made with a term of six to twelve months and interest is paid monthly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed industry standards. Speculative loans are based on the borrower’s financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after an experienced construction lender or third-party inspector has inspected the project. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends. At December 31, 2006, the Bank had $3.9 million in construction loans outstanding, representing 11.1% of gross loans receivable, and $993 thousand in undisbursed construction loan commitments. The Bank had no construction loans at December 31, 2005.

•
Commercial real estate - Commercial real estate loan terms generally are limited to fifteen years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed for three to five years, or adjustable. The Bank generally charges an origination fee for its services. The Bank generally requires personal guarantees from the principal owners of the property supported by a review by the Bank’s management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. The Bank limits its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis. At December 31, 2006, the Bank held $18.5 million in commercial real estate loans outstanding, representing 53.1% of gross loans receivable, and undisbursed commercial real estate loan commitments of $1.1 million. At December 31, 2005, the Bank held $6.6 million in commercial real estate loans outstanding, representing 64.3% of gross loans receivable, and undisbursed commercial real estate loan commitments of $27 thousand.

•
Residential real estate - The Bank’s residential real estate loans consist of residential second mortgage loans. All loans are made in accordance with the Bank’s appraisal policy with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 80%, unless the borrower has private mortgage insurance. Management expects that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. At December 31, 2006, the Bank held $2.4 million in residential real estate loans outstanding, representing 6.9% of gross loans receivable, and undisbursed commitments of $2.6 million. At December 31, 2005, the Bank held $541 thousand in residential real estate loans outstanding, representing 5.2% of gross loans receivable, and undisbursed commitments of $1.2 million.

Commercial loans - The target commercial loan market is retail establishments and small- to medium-sized businesses. The terms of these loans vary by purpose and by type of underlying collateral, if any. The commercial loans are primarily underwritten on the basis of the borrower’s ability to service the loan from income. The Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness. At December 31, 2006, the Bank held $9.8 million in commercial loans outstanding, representing 28.2% of gross loans receivable, and undisbursed commitments of $4.9 million. At December 31, 2005, the Bank held $2.5 million in commercial loans outstanding, representing 24.0% of gross loans receivable, and undisbursed commitments of $3.9 million.

SBA loans - SBA loans continue to support small business owners as they fund purchases of real estate and business expansion. The Bank’s SBA lending department has the expertise to offer two types of SBA-guaranteed loans to business clients, depending on the business needs and underlying collateral.

•
SBA 504 - SBA 504 second trust deed loan terms are generally limited to six months or less, and interest rates are adjustable. The Bank generally charges an origination fee for its services. The Bank generally requires personal guarantees from the principal owners of the property supported by a review by the Bank’s management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. The Bank limits its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis. At December 31, 2006, the Bank held $1.9 million in commercial real estate SBA 504 loans outstanding, representing 5.3% of gross loans receivable. At December 31, 2005, the Bank held $602 thousand in commercial real estate SBA 504 loans outstanding, representing 5.8% of gross loans receivable. There were no undisbursed commitments for SBA 504 loans at December 31, 2006 and 2005.

•	SBA 7A - The Bank expects that SBA 7A loans for commercial purposes in various lines of businesses will be an important part its commercial loan portfolio. The target market for

SBA 7A loans is retail establishments and small- to medium-sized businesses. The terms of these loans vary by purpose and by type of underlying collateral. The loans are primarily underwritten on the basis of the borrower’s ability to service the loan from income. Under the SBA 7A loan program the loans carry a Small Business Administration guaranty up to 75% of the loan. Typical maturities for this type of loan vary up to ten years. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in an SBA 7A borrower’s creditworthiness. At December 31, 2006, the Bank held $2.5 million in SBA 7A loans representing 7.1% of gross loans receivable. Of this amount, $1.4 million was part of the commercial loan portfolio and $1.1 million was included in the commercial real estate portfolio. At December 31, 2005, the Bank had no SBA 7A loans.

Consumer and other lending - The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, second mortgages, home equity loans, and overdrafts, which are done on a case-by-case basis as an accommodation for the Bank’s clients. The amortization of second mortgages generally does not exceed 15 years and the rates are generally fixed for 12 months or longer. Repayment of consumer loans depends upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan is amortized over the useful life of the asset. The loan officers review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. The principal competitors for consumer loans are the established banks and finance companies in the Bank’s market areas. At December 31, 2006, the Bank held $238 thousand in consumer loans outstanding, representing 0.7% of gross loans receivable, and undisbursed commitments of $41 thousand. At December 31, 2005, the Bank held $72 thousand in consumer loans outstanding, representing 0.7% of gross loans receivable, and undisbursed commitments of $25 thousand.

Composition of portfolio - The following table sets forth the composition of the Bank’s loan portfolio as of December 31 of the years indicated.

	2006	2005

Real estate	$20,939,790	$7,791,112
Construction	3,881,815	-
Commercial	9,844,022	2,483,127
Consumer	238,064	72,259
	34,903,691	10,346,498
Deferred loan fees	(108,286)	(29,168)
Allowance for loan losses	(431,640)	(87,208)
	$34,363,765	$10,230,122

Average loan size of portfolio - The following table sets forth the number of loans, and the average size of each loan, within each class as of December 31 of the years indicated.

	2006		2005
	# of Loans	Average Loan Size	# of Loans	Average Loan Size

Real estate	53	$395,090	20	$389,556
Construction	3	1,293,938	-	-
Commercial	29	339,449	9	275,903
Consumer	10	23,806	11	6,569
	95	367,407	40	258,662

Loan originations - The following table sets forth the Bank’s loan originations for 2006 and 2005, including loan participations that were purchased from and sold to other banks without recourse.

	2006	2005

Real estate	$25,550,123	$12,329,250
Construction	4,875,000	-
Commercial	12,366,094	6,463,911
Consumer	222,095	98,160
	$43,013,312	$18,891,321

Repricing of portfolio - The following table summarizes the maturities for fixed rate loans and the repricing intervals for adjustable rate loans as of December 31, 2006.

	Principal Balance
Interval	Fixed Rate	Adjustable Rate	Total
< 3 months	$8,818	$12,732,339	$12,741,157
> 3 to 12 months	95,260	2,293,078	2,388,338
> 1 to 3 Years	478,871	4,897,667	5,376,538
> 3 to 5 years	3,311,703	5,977,959	9,289,662
> 5 to 15 years	1,514,746	3,593,250	5,107,996

Gross Loans Receivable	$5,409,398	$29,494,293	$34,903,691

Contractual maturity of portfolio - The following table sets forth information at December 31, 2006, regarding the dollar amount of loans maturing in the Bank’s portfolio based on the contractual terms to maturity or scheduled amortization. The table does not give effect to potential prepayments. Loans that have no stated schedule of repayments or maturity are reported as due in one year or less.

	<1 Year	1 - 5 years	5 - 15 years	Over 15 years	Total loans
Real estate	$3,243,016	$3,151,684	$14,109,890	$435,200	$20,939,790
Construction	3,881,815	-	-	-	3,881,815
Commercial	2,924,440	4,685,758	2,233,824	-	9,844,022
Consumer	166,818	65,925	-	5,321	238,064
Gross Loans Receivable	$10,216,089	$7,903,367	$16,343,714	$440,521	$34,903,691

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

Loan delinquencies - When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contact is generally made following the fifteenth day after a payment is due, at which time a late payment fee is assessed. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days, the loan and payment history are reviewed and efforts are made to collect the loan. While the Bank generally prefers to work with borrowers to resolve such problems, if a payment becomes 45 days delinquent, the Bank may institute foreclosure or other proceedings, as necessary, to minimize any potential loss. As of December 31, 2006, there were no delinquent loan payments.

Non-performing assets - At December 31, 2006, the Bank had no nonperforming assets. Nonperforming assets are defined as non-accrual loans and real estate acquired by foreclosure or deed-in-lieu thereof. Nonperforming loans are defined as non-accrual loans and loans 90 days or more past due but still accruing interest, to the extent applicable. A loan is considered to be impaired if management determines the recovery of the Bank’s gross investment in the loan is not probable. Troubled debt restructurings (“TDRs”) are defined as loans which the Bank has agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal and/or interest payments. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When any such loan is placed on non-accrual status, previously accrued but unpaid interest will be deducted from interest income. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more. There were no loans placed on non-accrual during 2006.

Classified assets - Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. The Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weakness of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible, and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful result in the Bank establishing higher levels of general allowances for loan losses. If an asset or portion thereof is classified loss, the Bank must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as loss, or charge off such an amount. At December 31, 2006 and 2005, the Bank had no classified assets.

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

The following table sets forth the activity for 2006 in the Bank’s allowance for loan losses account.

2006

Balance at beginning of year	$87,208
Provision charged to expense	349,432
Loans charged off	(5,000)
Recoveries on loans previously charged off	-
Balance at end of year	$431,640

The following table sets forth information concerning the allocation of the allowance for loan losses, which is maintained on the Bank’s loan portfolio, by loan category at December 31, 2006.

	Amount	Percentage of loans in each category to total loans	Percentage of year-end allowance	Percentage of reserves to net loans by category

Real estate	$150,036	60.0%	34.7%	0.7%
Construction	32,688	11.1%	7.5%	0.8%
Commercial	72,303	28.2%	16.8%	0.7%
Consumer	1,150	0.7%	0.3%	0.5%
Unallocated	175,463		40.7%
Total Allowance for Loan Losses	$431,640	100.0%	100.0%	1.2%

The allowance for loan losses reflects management’s judgment of the level of allowance adequate to absorb estimated credit losses in the Bank’s loan portfolio. The board of directors of the Bank approved a policy formulated by management for a systematic analysis of the adequacy of the allowance. The major elements of the policy require: (1) a quarterly analysis of allowance amounts performed by management; (2) approval by the Bank’s board of directors of the quarterly analysis; and (3) allocation of the allowance into general and specific valuation allowance categories. The general valuation allowance includes an unallocated amount, based upon management’s evaluation of various conditions, such as general economic and business conditions affecting the Bank’s key lending areas, the effects of which may not be directly measured in the determination of the general valuation allowance formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a high degree of uncertainty because they are not identified with specific problem credits or portfolio components. Management currently intends to maintain an unallocated allowance, in the range of 5% to 7.5% of the total general valuation allowance, for the inherent risk associated with imprecision in estimating the allowance, and an additional 25% to 35% of the total general valuation allowance to account for the lack of historical trends within the Bank’s target market segment and the loan portfolio.

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

The general valuation allowance is derived by analyzing the historical loss experience and asset quality within each homogeneous loans portfolio segment, along with assessing qualitative environmental factors, and correlating it with the delinquency and classification status for each portfolio segment. A grading system with seven classification categories is used, including assets classified as Pass, which is divided into three risk grade levels, based upon credit risk characteristics. Each loan asset is categorized by risk grade allowing for a more consistent review of similar loan assets. A loss factor is applied to each risk graded loan segment.

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

At December 31, 2006, the Bank had no classified credits, and insufficient data for historical trends. In the future, as loans move into the classified categories, they will be reviewed individually for purposes of determining specific valuation allowances and impairment as defined in SFAS No. 114. Loans are reviewed individually on an annual basis. In addition, classified assets are reviewed at the time the loan is classified and on a regular basis (at least every 90 days) thereafter. This evaluation of individual loans is documented in the internal asset review report relating to the specific loan. An impairment analysis is completed with each internal asset review report, typically on a quarterly basis, for all classified loans secured by real estate. Any deficiencies outlined by the impairment analysis are accounted for in the specific valuation allowance for the loan. A loan is determined to be impaired if management determines the recovery of the Bank’s gross investment is not probable. A specific valuation allowance is applied if the amount of loss can be reasonably determined. To determine impairment under SFAS No. 114, management assesses the current operating statement requested from the borrower (although they may not always be received from the borrower), the property’s current and past performance, borrower’s ability (defined as capacity, willingness and rationale) to repay and the overall condition and estimated value of the collateral. If a loan is deemed impaired, a specific valuation allowance is applied equal to the amount the Bank’s total investment in the varying value of the loan that exceeds the fair value of the collateral. The fair value of impaired loans is measured based on present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

The table below sets forth the amounts and distribution of the investment securities and the weighted average yields at December 31 of the years indicated.

	Book Value	Market Value	Weighted Average Yield
Securities held to maturity
December 31, 2006
U.S. Government and
Agency Securities
Within One Year	$3,998,738	$3,986,180	4.43%
One to Five Years	3,944,637	3,958,120	4.50%
Total Securities held to maturity	$7,943,375	$7,944,300	4.46%

December 31, 2005
U.S. Government and
Agency Securities
Within One Year	$5,997,943	$5,968,140	4.18%
One to Five Years	2,000,000	1,999,740	4.32%
Total Securities held to maturity	$7,997,943	$7,967,880	4.22%

The table below sets forth the net balance at cost, and fair value of held-to-maturity investment securities, with gross unrealized gains and losses at December 31 of the years indicated.

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities held to maturity:
December 31, 2006
U.S. Government and
Agency Securities	$7,943,375	$13,483	$ (12,558)	$7,944,300

December 31, 2005
U.S. Government and
Agency Securities	$7,997,943	$-	$ (30,063)	$7,967,880

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

The following table sets forth the amount and maturities of the time deposits at December 31 of the years indicated.

	Time Deposits of $100,000 or more	Other Time Deposits	Total Time Deposits
December 31, 2006
Three months or less	$801,211	$619,788	$1,420,999
Over three months through six months	1,727,605	566,445	2,294,050
Over six months through 12 months	608,422	771,734	1,380,156
Over 12 months	-	120,889	120,889
Total	$3,137,238	$2,078,856	$5,216,094

	Time Deposits of $100,000 or more	Other Time Deposits	Total Time Deposits
December 31, 2005
Three months or less	$-	$10,000	$10,000
Over three months through six months	601,509	251,430	852,939
Over six months through 12 months	1,810,956	1,205,911	3,016,867
Over 12 months	-	-	-
Total	$2,412,465	$1,467,341	$3,879,806

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

The primary goals of the Bank regulators are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the Bank’s depositors and the public, rather than the shareholders and creditors. The following is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

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

Consistent with the FFIEC Information Technology Examination Handbook financial institutions should periodically:

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

After having conducted a thorough assessment of the risks associated with its online banking products, Pacific Coast National Bank has implemented a mandatory enhanced Multi Factor Authentication practice for both its business and personal customers. The last phase of this conversion was initiated on December 19, 2006 and is now complete.

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

Privacy and The Gramm Leach Bliley Act of 1999 - Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties and requires the Bank to safeguard its customers’ non public personal information.  Under these rules, financial institutions must provide:

•	Initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•	Annual notices of their privacy policies to current customers; and

•	A reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

•
A comprehensive written information security program that includes administrative, technical and physical safeguards of customer information that is appropriate to the size and complexity of the financial institution and thee nature and scope of its activities.

In recent years, a number of states have implemented their own versions of privacy laws. In 2003, California adopted standards in the California Data Protection Act that are tougher than federal law, allowing bank’s customers the opportunity to bar financial institutions from sharing information with their affiliates and which defines a detailed response protocol for any breech of the security of customer non public personal information.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. The Bank has implemented privacy policies and information security practices designed to comply with these laws.

There were no breeches of security in 2006. The Bank utilizes multiple programs and processes to insure that the vulnerabilities are minimized. These include:

➢	24/7 firewall monitoring and intrusion detection services
➢	Weekly software updates and patches
➢	E mail filtering for SPAM, viruses etc.
➢	The use of a virus protection system (which is updated daily)
➢	Regular reviews of the password integrity of employees network access passwords

These practices help minimize the risk from what are considered some of the biggest threats to security in the financial industry which include hacking, viruses, software vulnerabilities and end user violations of security procedures.

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

Under the rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution: (i) notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution; (ii) takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN; (iii) limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and (iv) maintains adequate procedures to protect the security and confidentiality of the information. Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

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

In 2006, Pacific Coast National Bank’s Anti Money Laundering and Bank Secrecy Act programs were deemed satisfactory to comply with Federal Regulations.

Dividends - The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by its board of directors in any year would exceed its net profits earned during the current year combined with its retained net profits of the immediately preceding two years, less any required transfers to surplus. In addition, the Bank will be unable to pay dividends unless and until it has positive retained earnings. The Bank commenced operations with an accumulated deficit as a result of organizational expenses, and the Company expects the Bank to generate losses during its early periods of operations. Accordingly, the Bank will be unable to pay dividends until the accumulated deficit is eliminated.

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

At December 31, 2006, the Bank’s loans-to-one-borrower limit was $2,329,000 based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2006, the Bank’s two largest lending relationships had outstanding balances of $2,465,000, which consisted of eight loans secured by commercial real estate, and $2,647,000, which consisted of four loans, secured by commercial real estate and SBA guarantees. These loans were performing in accordance with their terms and did not exceed the Bank’s loan-to-one-borrower limits at the time of funding.

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

Premiums for deposit insurance - On February 8, 2006, the President signed The Federal Deposit Insurance Reform Act of 2005 into law. The Federal Deposits Insurance Reform Conforming Amendments Act of 2005, which the President signed into law on February 15, 2006, contains necessary technical and conforming changes to implement deposit insurance reform, as well as a number of study and survey requirements (together with the February 8, 2006 law above, the “Reform Act”). The Reform Act provides for the following changes:

•	Merging the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) into a new fund, the Deposit Insurance Fund (DIF). This change was made effective March 31, 2006.

•
Increasing the coverage limit for retirement accounts to $250,000 and indexing the coverage limit for retirement accounts to inflation as with the general deposit insurance coverage limit. This change was made effective April 1, 2006.

•	Establishing a range of 1.15 percent to 1.50 percent within which the FDIC Board of Directors may set the Designated Reserve Ratio (DRR).

•	Allowing the FDIC to manage the pace at which the reserve ratio varies within this range.

•
Eliminating the restrictions on premium rates based on the DRR and granting the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.

•	Granting a one-time initial assessment credit (of approximately $4.7 billion) to recognize institutions' past contributions to the fund.

•
The Reform Act requires the FDIC to conduct studies of three issues: (1) further potential changes to the deposit insurance system, (2) the appropriate deposit base in designating the reserve ratio, and (3) the Corporation’s contingent loss reserving methodology and accounting for losses.

•
The Reform Act also requires the Comptroller General to conduct studies of (1) federal bank regulators’ administration of the prompt corrective action program and recent changes to the FDIC deposit insurance system, and (2) the organizational structure of the FDIC.

Through the Deposit Insurance Fund (“DIF”), the FDIC insures deposits of the Bank’s customers up to prescribed limits for each depositor. The amount of FDIC assessments paid by each DIF member is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. The DIF has a minimum ratio of 1.15% of insured deposits mandated by law. If the ratio drops below 1.15%, it is likely that the FDIC will be required to assess premiums on all banks. Any increase in assessments or the assessment rate could have a material adverse effect on the company’s earnings, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.

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

Risk Factors

The reader should carefully consider the following risk factors and all other information contained in this report in connection with his, her or its ownership of or investment in Company securities. These risks and uncertainties are not the only ones faced by the Company or the Bank. Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial also may impair the business of the Company or the Bank. If any of the events described in the following risk factors occur, the Company’s and Bank’s business, results of operations and financial condition could be materially adversely affected. In addition, the trading price of the Company’s stock could decline due to any of the events described in these risks.

The Company has a limited operating history upon which to base an estimate of its future financial performance.

The Company commenced active operations when it acquired the Bank on May 16, 2005. At this time, the Company’s assets consist primarily of cash, intangible assets related to its organizational efforts, and its ownership of the Bank, and the Company’s growth is primarily dependent upon the operations of the Bank. Consequently, the Company has little historical operating or financial information from which to base an estimate of its future financial performance.

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

The Company incurred substantial start-up expenses associated with its organization and public offering and expects to sustain losses or achieve minimal profitability during its initial years of operations. At December 31, 2006, the Company had an accumulated deficit account of approximately $8.8 million, of which $2.8 million resulted from the organizational and pre-opening expenses that were incurred in connection with the opening of the Bank and $6.0 million resulted from operating losses from its first two years of operations. Of these expenses, approximately $500 thousand and $1.5 million respectively were related to share-based (stock option) payments which went back into equity as additional paid-in capital. In addition, due to the extensive regulatory oversight to which will be subject, the Bank expects to incur significant administrative costs. The Bank’s success will depend, in large part, on its ability to attract and retain deposits and customers for its services. In addition, to gain market share as a de novo bank, the Bank may be required to pay higher interest rates to attract deposits or extend credit at lower rates to attract borrowers, which may decrease its profitability or prevent the Bank from becoming profitable. Management cannot assure you that the Company will ever become profitable. If the Company is ultimately unsuccessful, you may lose part or all of the value of your investment.

Failure to implement the Bank’s business strategies may adversely affect its financial performance.

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

Departures of key personnel or directors may impair the Bank’s operations.

The Bank’s success depends in large part on the services and efforts of its key personnel and on its ability to attract, motivate and retain highly qualified employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute the Bank’s business plan may be lengthy.

In particular, the Company believes that retaining Colin Forkner, Michael Hahn, Richard Grinyer and Terry Stalk are important to the Bank’s success. If any of these persons leaves the Bank for any reason, its financial condition and results of operations may suffer.

Effective April 16th, 2007, Richard Grinyer will resign as Chief Credit Officer. He resigned as a member of the Board of Directors of the Company and the Bank in March, 2007. However, he will continue to be employed by the Bank as a relationship officer. The Company does not expect that this change will have a material effect on its operations.

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

Monetary policy and other economic factors could adversely affect the Bank’s profitability.

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

The Company currently has no material source of income other than dividends that it receives from the Bank. Therefore, the Company’s ability to pay dividends to its shareholders depends on the Bank’s ability to pay dividends to the Company. The board of directors of the Bank intends to retain earnings to promote growth and build capital and recover any losses incurred in prior periods. Accordingly, the Company does not expect to receive dividends from the Bank in the foreseeable future. In addition, banks and bank holding companies are both subject to certain regulatory restrictions on the payment of cash dividends.

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

As of December 31, 2006, directors and executive officers of the Company owned 128,200 shares of the Company’s common stock, which represents approximately 5.6% of its issued and outstanding common stock. Additionally, the Company has issued warrants to the Company’s directors and has issued stock options to the Bank’s executive officers pursuant to certain employment agreements. If the directors exercised all of their warrants, they would own shares upon exercise representing as much as 9.3% of the Company’s then outstanding common stock. Moreover, although all of the employee stock options are not immediately exercisable, upon exercise of the employee stock options issued to the Bank’s executive officers, together with the exercise of warrants held by the directors, the Company’s directors and executive officers would own shares representing as much as 25.8% of the Company’s then outstanding common stock.

Due to their significant ownership interests, the Company’s directors and executive officers may be able to exercise significant influence over the management and affairs of the Company and the Bank. For example, using their voting power, the directors and executive officers may be able to influence the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be approved by the shareholders.

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

Item 2. Description of Property

The Bank maintains two locations. Its main office, which is also the principal executive office of the Company, is located at 905 Calle Amanecer, Suite 100, San Clemente, California 92673. The Bank occupies 10,130 square feet of the main lobby-accessed ground floor of a 45,000 square foot, freestanding, three-story office building. The Bank also operates a branch office located at the intersection of North El Camino Real and Garden View in Encinitas, California, which is approximately 37 miles south of the main office. The branch office occupies 4,284 square feet in a commercial building in a developed commercial center. The Bank has entered into lease agreements with respect to each of the banking locations. The aggregate commitments under the leases are set forth in the notes to the audited financial statements included in this Form 10-KSB. At this time, the Bank does not intend to own any of the properties from which it will conduct banking operations. Management believes that these facilities are adequate to meet the present needs of the Company and Bank.

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

No matters were submitted to a vote of the stockholders during the fourth quarter of 2006.

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

Year Ended December 31, 2006:	High	Low
First Quarter	$14.50	$11.75
Second Quarter	14.50	12.25
Third Quarter	13.00	12.00
Fourth Quarter	13.50	11.85

Year Ended December 31, 2005:	High	Low
First Quarter	$-	$-
Second Quarter	10.50	10.50
Third Quarter	13.00	10.50
Fourth Quarter	12.25	10.75

Holders

As of December 31, 2006, there were approximately 542 holders of record.

Dividends

The Company has never declared or paid dividends on its common stock. In addition, the Company expects to retain future earnings, if any, for use in the operation and expansion of the Bank’s business and does not anticipate paying any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the board of directors and will, among other factors, depend upon regulatory requirements and restrictions, the Company’s results of operations, its financial condition and capital requirements. Because, as a holding company, the Company conducts no material activities at this time other than holding the common stock of the Bank, its ability to pay dividends depends on the receipt of dividends from the Bank. The board of directors of the Bank intends to retain earnings to promote growth and build capital and to recover any losses incurred in prior periods. Accordingly, the Company does not expect to receive dividends from the Bank in the foreseeable future. In addition, banks and bank holding companies are both subject to certain regulatory restrictions on the payment of cash dividends. In the case of the Company, for example, the existence of any cash at the Company in order to be able to pay dividends to shareholders of the Company is substantially dependent on the earnings of the Bank and the payment of dividends by the Bank to the Company, as the Bank’s sole shareholder. The Bank is currently prohibited by the regulators from paying dividends without regulatory approval until the accumulated deficit has been eliminated. For additional discussion of legal and regulatory restrictions on the payment of dividends, see “Part I - Item 1. Description of Business - Supervision and Regulation.”

Securities Authorized For Issuance Under Equity Compensation Plans

The shareholders of the Company approved the Pacific Coast National Bancorp 2005 Stock Incentive Plan at the 2006 annual meeting.

Equity Compensation Plan Information
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) ( c)
Equity compensation plans approved by security holders	1,073,466	$ 11.18	93,835
Equity compensation plans not approved by security holders	-	-	-
Total	1,073,466	$ 11.18	93,835

Recent Sales of Unregistered Securities

None

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

General

The Company is a bank holding company headquartered in San Clemente, California, offering a board range of commercial and consumer banking services through its wholly-owned subsidiary, Pacific Coast National Bank. As of December 31, 2006, on a consolidated basis, the Company had total assets of $56.2 million, net loans of $34.4 million, total deposits of $39.9 million and shareholders’ equity of $16.0 million.

The following discussion focuses on the Company’s financial condition and results of operations during the years ended December 31, 2006 and 2005, presented on a consolidated basis. Since the Company did not commence active banking operations until May 16, 2005, most comparisons of 2006 to 2005 are not for like 12-month periods.

Critical accounting policies

This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. The following is a description of the Company’s significant accounting policies used in the preparation of the accompanying consolidated financial statements.

Allowance for credit losses

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

The allowance for losses on loans represents management’s best estimate of probable losses inherent in the existing loan portfolio. The allowance for losses on loans is increased by the provision for losses on loans charged to expense and reduced by loans charged-off, net of recoveries. The provision for losses on loans is determined based on management’s assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current and anticipated economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experience, the level of classified and nonperforming loans and the results of regulatory examinations. In addition, because the Bank has no history on which to base future loan losses, a comparison of peer group allowance to gross loans ratios is made with the intention of maintaining similar levels during the Bank’s first few years of operations.

The allowance for loan losses is comprised of specific reserves assigned to certain classified loans and general reserves. Factors contributing to the determination of specific reserves include the credit-worthiness of the borrower, and more specifically, changes in the expected future receipt of principal and interest payments and/or in the value of pledged collateral. A reserve is recorded when the carrying amount of the loan exceeds the discounted estimated cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. For purposes of determining the general reserve, the portfolio is segregated by product types in order to recognize differing risk profiles among categories, and then further segregated by credit grades. Until management has adequate historical data upon which to base the estimate of the allowance for credit losses, a balance of approximately 1.2% of the outstanding principal is used unless additional information regarding the ability of the borrower to repay the loan, current economic conditions or other pertinent factors indicate a different allowance is needed.

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

At each review of a credit, a subjective analysis methodology is used to grade the respective loan. Categories of grading vary in severity to include loans which do not appear to have a significant probability of loss at the time of review to grades which indicate a probability that the entire balance of the loan will be uncollectible. If full collection of the loan balance appears unlikely at the time of review, estimates or appraisals of the collateral securing the debt are used to allocate the necessary allowances. A list of loans or loan relationships of $150 thousand or more, which are graded as having more than the normal degree of risk associated with them, is maintained by the internal loan review officer. This list is updated on a periodic basis, but no less than quarterly in order to properly allocate the necessary allowance and keep management informed on the status of attempts to correct the deficiencies noted in the credit.

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

As of December 31, 2006, a review of the loan portfolio indicated that a loan loss allowance of $432 thousand was adequate to cover probable losses in the portfolio.  Refer to Notes to Financial Statements, Note A - Summary of Significant Accounting and Reporting Policies, Provision and Allowance for Loan Losses for a detailed description of management’s estimation process and methodology related to the allowance for loan losses.

Share-based compensation

The Company accounts for stock-based employee compensation as prescribed by SFAS No. 123(Revised), Share-Based Payment. This standard revised SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The estimates that are a part of the calculation for the compensation costs include the average life of the stock options, the future price of the Company’s stock when the options are exercised, and the average forfeiture of pre-vested options. These estimates have significant influence over the final expense and the Company does have not a history on which to base these assumptions. Refer to Notes to Financial Statements, Note A - Summary of Significant Accounting and Reporting Policies, Change In Accounting Principle for a detailed description of management’s estimation process and methodology related to stock-based payments.

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

New Accounting Pronouncements

In March 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140, which will permit the Bank, beginning in 2007, to choose between two different methods of measuring ongoing changes in the value of its SBA loan servicing asset: the amortization method or the fair value measurement method. The Company has not yet determined which method the Company will adopt, so the impact of SFAS 156 on the 2007 financial statements has not been determined.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the potential effects of FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. It also emphasizes that fair value is a market-based measurement not an entity specific measurement. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings for the period. The Company does not expect the adoption of SFAS 157 to have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, which also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. The Company is currently analyzing the potential effects of adopting SFAS 159 on its financial statements.

Results of operations for the years ended December 31, 2006 and 2005

The Company’s net loss for the year ended December 31, 2006 was $4.2 million compared to the loss in 2005 of $3.0 million. In 2006 the loss was entirely related to banking operations while in 2005

$1.8 million of the loss was related to banking operations, with the remainder of $1.2 million related to pre-opening expenses. The operating loss during both 2006 and 2005 was due primarily to level of overhead costs, compared to the Company’s asset size. For 2006 and 2005, the Company’s overhead costs, or noninterest expense, which totaled approximately $6.0 million and $3.6 million respectively, were only partially offset by its net interest income of approximately $2.0 million and $695 thousand respectively. Noninterest income earned during 2006 was $128 thousand compared to $8 thousand in 2005. The provision for loan losses grew to $349 thousand in 2006 from $87 thousand in 2005, as a direct result of the growth in the loan portfolio.

The 2006 loss resulted in a return on average assets of (9.6%) and a return on average equity of (24.2%). The 2005 loss resulted in a return on average assets of (17.9%) and a return on average equity of (25.7%). For 2005 these ratios were distorted by the impact of the pre-opening period on earnings as well as the average outstanding assets and equity.

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

The following tables set forth, for the period indicated, information related to the Company’s average balance sheet and its average yields on assets and average costs of liabilities. These yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities and are then annualized. Average balances have been derived from the daily balances for the year ended December 31.

	2006			2005
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
Assets:
Interest-earning Assets:
Net Loans Receivable	$20,329,370	$1,697,765	8.35%	$2,894,090	$230,166	7.95%
Investment Securities	8,221,242	366,555	4.46%	2,558,130	106,536	4.16%
Investment in capital stock of Federal Reserve Bank	519,581	31,131	5.99%	361,797	21,670	5.99%
Time Deposits in other financial institutions	791,781	33,689	4.25%	734,318	20,985	2.86%
Cash, fed funds and other	11,206,329	568,115	5.07%	8,457,655	422,284	4.99%
Total interest-earning assets	41,068,303	2,697,255	6.57%	15,005,990	801,641	5.34%
Noninterest-earning assets	2,787,097			1,643,067
Total Assets	$43,855,400			$16,649,057

Liabilities and Stockholders' Equity
Money Market and Savings Deposits	$10,187,531	$391,078	3.84%	$1,449,209	30,616	2.11%
Interest-bearing Checking	1,998,966	26,850	1.34%	353,748	3,060	0.87%
Time Deposits of $100,000 or more	3,749,227	171,437	4.57%	698,962	25,748	3.68%
Other Deposits	2,248,361	78,000	3.47%	487,697	17,408	3.57%
Other	-	-		709,583	30,022	4.23%
Total Interest-bearing liabilities	18,184,085	667,365	3.67%	3,699,199	106,854	2.89%
Non-interest bearing checking accounts	8,072,933			1,179,917
Non-interest bearing liabilities	237,144			147,901
Stockholders' Equity	17,361,238			11,622,040
Total Liabilities and
Stockholders' Equity	$43,855,400			$16,649,057

Net Interest Income		$2,029,890			$694,787

Net Interest Spread		2.90%			2.45%

Net Interest Margin		4.94%			4.63%

Net interest income for the year ended December 31, 2006 was $2.0 million compared to 2005 at $695 thousand. This increase was due primarily to an increase in average earning assets and secondarily to the mix of earning assets. The increase in interest income to $2.7 million in 2006 from $802 thousand in 2005 was due to growth in earning assets of $26.1 million, with $17.4 million in loan growth. Primarily because loans had the highest yield of the earning assets, the overall yield on earning assets increased by 123 basis points to 6.57% from 5.34%. Interest expense also increased, to $667 thousand in 2006 from

$107 thousand in 2005. Average deposits grew in 2006 by $21.4 million to $26.3 million and the cost of interest-bearing deposits increased by 78 basis points to 3.67% in 2006 from 2.89% in 2005. The cost of funds increased due to competitive pressures in the market place and the Bank’s willingness to pay higher interest rates in order to attract deposits because of increased loan demand. The most significant growth was in the money market and savings category, followed closely by the growth in non-interest bearing checking accounts. The growth in average non-interest bearing deposits of $6.9 million to $8.1 million contributed to the increase in the net interest margin of 4.94% for 2006, an increase of 31 basis points over the net interest margin of 4.63% in 2005.

Other interest expense in 2005 included interest paid on a line of credit used during the organizational stage of the Company. There were no borrowings by the Company during 2006 and therefore no such expense for the year.

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected interest income and interest expense in 2006 compared to 2005. Because the Bank began operations in 2005, changes due to volume in 2006 account for a significant majority of the overall change. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Year Ended December 31, 2006 Compared to December 31, 2005
Increase/(Decrease) in Net Interest Income

	Due To
	Rate	Volume	Net
Interest-earning Assets:
Net Loans Receivable	$11,528	$1,456,071	$1,467,599
Investment Securities	7,522	252,497	260,019
Investment in capital stock of Federal Reserve Bank	7	9,454	9,461
Time Deposits in other financial institutions	10,259	2,445	12,704
Cash, fed funds and other	6,484	139,347	145,831
Total	35,800	1,859,814	1,895,614
Noninterest-earning assets
Total Assets

Liabilities and Stockholders' Equity
Money Market and Savings Deposits	25,016	335,446	360,462
Interest-bearing Checking	1,692	22,098	23,790
Time Deposits of $100,000 or more	6,213	139,476	145,689
Other Deposits	(492)	61,084	60,592
Other	-	(30,022)	(30,022)
Total	32,429	528,083	560,511

Net Change in Net Interest Income	$3,372	$1,331,731	$1,335,103

Provision for credit losses and allowance for credit losses

The provision for credit losses is the annual cost of providing an allowance or reserve for estimated probable losses on loans. The provision for loan losses was $349 thousand in 2006 and $87 thousand in 2005. The increase in expense in 2006 was directly related to the increase in gross outstanding loans of $24.6 million from December 31, 2005 to December 31, 2006. The allowance for loan losses reflects management’s judgment of the level of allowance adequate to absorb estimated credit losses in the Bank’s loan portfolio.

Information regarding the calculation of the loan loss provision for 2006, the factors considered by the Company in establishing the reserves and the quality of the Bank’s loan portfolio is included in the section of this Report titled “Part I - Item 1. Business - Asset quality.”

Noninterest income

Noninterest income for the year ended December 31, 2006 was $128 thousand compared to 2005 at $8 thousand. In 2006 the Company sold the guaranteed portion of certain SBA loans resulting in a gain on sale of $90 thousand. There were no SBA loan sales in 2005. The remaining non-interest income of $38 thousand in 2006 was primarily related to charges on deposit accounts for merchant credit card processing of $13 thousand and for presentation of non-sufficient funds (NSF) items of $11 thousand, and referral fees from other banks for loan referrals in loan products that the Bank does not offer, of $8 thousand. In 2005, in order to attract depositors, the Bank took a competitive posture in regards to service charges and waived most normal service charges for activity on business accounts for the first 90 days of business. This held noninterest income to a minimum.

Noninterest expense

Noninterest expenses for 2006 totaled $6.0 million compared to $3.6 million for 2005. In 2006, non-interest expense included $1.5 million in expense related to the accounting for stock options and $4.5 million attributable to a full year of banking operations. In 2005, $1.3 million was attributable to pre-opening expenses and $2.3 million was attributable to approximately seven months of banking operations.

Salaries and employee benefits, the largest component of noninterest expense, totaled $3.9 million for 2006 and $1.3 million for 2005. In 2006, $1.5 million was related to the accounting for stock options. There was no expense in 2005 because the shareholders did not approve the stock option plan until the annual meeting in 2006. Benefits as a percentage of salary expense was 19.9% for 2006 compared to 26% for 2005. The primary cause of the decrease in benefits as a percentage of salary was the result of a full year of operations in 2006 compared to seven months in 2005. In 2006 more employees had the opportunity to reach the maximum wage limit for certain state and federal taxes. This reduced the Bank’s employer-tax burden. Group insurance as a percentage of gross salaries also decreased in 2006 as the demographics of the staff changed. The staff expanded in the entry-level positions, with lower insurance costs. As of December 31, 2006 and 2005, the Bank had 31 and 24 employees, with a full-time-equivalent of 29 and 23 employees, respectively.

Occupancy expense increased to $790 thousand in 2006 from $448 thousand in 2005. This increase was primarily the result of more months of operations in 2006, and secondarily due to additional space leased in the San Clemente location. The additional space increased monthly rent expense by approximately $23 thousand in 2006, and is occupied by the Credit Administration group. Overall, for 2006, $363 thousand was paid in rent and common area maintenance, $320 thousand was depreciation of equipment and amortization of leasehold improvements, $59 thousand was related to telephone and utilities expense, and the remainder was related to maintenance and repairs. For 2005, $255 thousand was paid in rent and common area maintenance, $99 thousand was depreciation of equipment and amortization of leasehold improvements, $53 thousand was related to telephone and utilities expense, and the remainder was related to maintenance and repairs.

For 2006, professional services totaled $185 thousand while in 2005 professional services totaled $624 thousand, with $70 thousand related to banking operations and $554 thousand related to pre-opening expenses. For 2006, $67 thousand was paid in legal fees, related primarily to corporate matters including SEC regulations, $56 thousand related to both internal and external audit fees, $40 thousand related to outside consultants and various projects, and $22 thousand was compliance-related. For 2005, the $70 thousand consisted of $23 thousand in legal fees, $16 thousand related to auditor expense, $12 thousand in compliance-related expenses, with the remainder related to internal audits and reviews.

Data processing expenses for 2006 and 2005 totaled $407 thousand and $224 thousand respectively, including expenses related to the design and maintenance of the website of $58 thousand and $17 thousand.

For 2006 and 2005, office expenses totaled $370 thousand and $265 thousand. These expenses include $79 thousand and $51 thousand for 2006 and 2005 in auto-related expenses respectively. The increase in 2006 is due to more months of operations, an increase in staff positions that receive mileage reimbursement, and an increase in fuel costs. The cost of office supplies decreased to $65 thousand in

2006 from $82 thousand in 2005. 2005 included the initial ordering of forms, supplies, and brochures for the Bank opening. Insurance costs including workers’ compensation, property, and liability insurance rose to $83 thousand in 2006 from $48 thousand in 2005. This increase was due to an increase in staff and more months of operations. Armored car and courier costs rose as the number of deposit customers increased, to $36 thousand in 2006 from $20 thousand in 2005. FDIC and OCC assessments increased to $26 thousand in 2006 from $9 thousand in 2005. As deposits increase, the FDIC assessment increases, so annual increases in expense are anticipated. Check printing costs rose to $32 thousand in 2006 from $12 thousand in 2005. Often the Bank will absorb the cost of printing checks for customers as a way of expediting the opening of new accounts. In 2006 this expense increased as the number of accounts at the Bank increased. Other expenses in this category include recruiting expense, postage, and travel and seminar expenses.

Marketing expenses totaled $231 thousand for 2006 and $164 thousand for 2005. These expenses included the design and placement of newspaper advertising, targeted direct mail pieces, support of community and service club events and individual officer direct call efforts.

The expense related to the stock warrants granted to organizers of $495 thousand was incurred during the pre-opening phase.

Other operating expenses totaled $116 thousand for 2006 and $42 thousand for 2005. In 2006 $32 thousand consisted of loan production costs such as appraisals and credit reports, some of which may be reimbursed at the time the loans are funded. In 2005 this expense was $30 thousand. Expenses related to the annual shareholders’ meeting including the printing and mailing of the 10-KSB and proxy material were $39 thousand in 2006. There was no expense in 2005 as that was the first year of operations. Expenses related to director training were $15 thousand and $12 thousand in 2006 and 2005, respectively. The directors regularly attend classes presented by banking organizations, regulators, and banking compliance experts, in order to increase their awareness of the issues affecting banking. In 2006 $22 thousand was related to the accounting for stock options awarded to the directors. There was no expense in 2005 because the shareholders did not approve the stock option plan until the annual meeting in 2006. Expense related to reserves for off-balance sheet contingencies was $8 thousand in 2006 and $16 thousand for 2005.

Financial condition as of December 31, 2006 and 2005

Loans

The Bank’s loan portfolio represents the highest yielding component of the Company’s earning asset base. Information regarding the Company’s loan portfolio as of December 31, 2006 and 2005 is included in the section of this Report titled “Part I - Item 1. Business - Lending services” and “Part I - Item 1. Business - Asset quality.”

Securities and other earning assets

The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral for certain types of deposits and borrowings. Information regarding the Company’s securities portfolio as of December 31, 2006 and 2005 is included in the section of this Report titled “Part I - Item 1. Business - Investments.”

Nonearning assets

Premises, leasehold improvements and equipment totaled $1.15 million at December 31, 2006, net of accumulated depreciation of $508 thousand, and $1.15 million at December 31, 2005, net of accumulated depreciation of $120 thousand. There are no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, there are no significant changes anticipated in the total occupancy expense.

Deposits

Deposits are the Company’s primary source of funds to support its earning assets. The Company has been able to effectively compete for deposits in its primary market areas. Information regarding the Company’s deposit mix as of December 31, 2006 and 2005 is included in the section above titled “Net interest income.”

Liquidity

On May 16, 2005, the Company completed its initial public offering of common stock and issued 2,280,000 shares of its common stock at $10 per share for a total of $22,800,000. As of December 31, 2006 and 2005, the Company maintained cash and cash equivalents of $887 thousand and $967 thousand respectively. The Company is a holding company with no significant business operations outside of the Bank. Accordingly, the primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval until the accumulated deficit has been eliminated.

For the Bank, liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Bank’s primary funding sources are deposits, principal payments on loans, and cash flows from operations. Other possible sources of liquidity available to the Bank include the sale of loans and investment securities, commercial bank lines of credit, and direct access, under certain conditions, to borrowings from the Federal Reserve System. The Company currently may borrow up to $4 million overnight on an unsecured basis from a correspondent bank. The cash needs of the Bank are principally for the payment of interest on, and withdrawals of deposit accounts, the funding of loans, investments and operating costs and expenses. At December 31, 2006, the Bank’s liquidity ratio (Cash, Due from banks, and investments as a percentage of total assets) was 35.3%. The Bank considers this more than adequate to meet the funding needs of the loan portfolio. A target ratio for liquidity as the Bank matures is expected to be in the range of 12% to 18%.

Interest rate sensitivity

Net interest income, the Bank’s expected primary source of earnings, can fluctuate with significant interest rate movements. The Company’s profitability depends substantially on the Bank’s net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other liabilities. A large change in interest rates may significantly decrease the Bank’s net interest income and eliminate the Company’s profitability. Most of the factors that cause changes in market interest rates, including economic conditions, are beyond the Company’s control. While the Bank takes measures to minimize the effect that changes in interest rates has on its net interest income and profitability, these measures may not be effective. To lessen the impact of these fluctuations, the Bank manages the structure of the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equal amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

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

The primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities. Net interest income is computed by the model assuming market rates remaining unchanged and comparing those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At December 31, 2006, an analysis was performed using the Risk Monitor model provided through Fidelity Regulatory Solutions and utilizing the Bank’s quarterly Call Report data. The table below shows the impact of rising and declining interest rate simulations in 100 basis point increments over a 12-month period. Changes in net interest income in the rising and declining rate scenarios are measured against the current net interest income. The changes in equity capital represent the changes in the present value of the balance sheet without regards to business continuity, otherwise known as “liquidation value”. Because the Bank is asset-sensitive, the net interest margin improves as rates rise and declines as rates decline.

	Interest Rate Shock (Dollars in thousands)
Rate Shock	-2%	-1%	Annualized*	+1%	+2%
Fed Funds Rate	3.25%	4.25%	5.25%	6.25%	7.25%

Net Interest Income Change	(297)	(147)	-	42	81
% Change	-11.3%	-5.7%	-	1.6%	3.1%
Equity Capital Change %	-3.0%		-		1.4%
Net Interest Margin	4.4%	4.6%	5.0%	5.1%	5.1%

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

The following table sets forth information concerning the sensitivity of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2006. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that the adjustable rate products are reflected in the earlier period of when they are first scheduled to adjust or mature.

	As of December 31, 2006
	Volumes Subject to Repricing Within
	(Dollars in thousands)
	0-1 Days	2-90 Days	91-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
Assets:
Cash, fed funds and other	$10,360	$-	$-	$-	$-	$1,556	$11,916
Investments and FRB Stock (1)	-	-	3,999	3,945	494	-	8,438
Loans (2)	-	12,741	2,388	5,377	14,398	-	34,904
Fixed and other assets	-	-	-	-	-	936	936
Total Assets	$10,360	$12,741	$6,387	$9,322	$14,892	$2,492	$56,194

Liabilities and Stockholders’ Equity:
Interest-bearing checking, savings and money market accounts	$22,562	$-	$-	$-	$-	$12,072	$34,634
Certificates of deposit	-	1,421	3,674	40	81	-	5,216
Borrowed funds	-	-	-	-	-	-	-
Other liabilities	-	-	-	-	-	324	324
Stockholders’ equity	-	-	-	-	-	16,020	16,020
Total liabilities and stockholders’ equity	$22,562	$1,421	$3,674	$40	$81	$28,416	$56,194

Interest rate sensitivity gap	$(12,202)	$11,320	$2,713	$9,282	$14,811
Cumulative interest rate sensitivity gap	$(12,202)	$(882)	$1,831	$11,113	$25,924
Cumulative gap to total assets	-21.7%	-1.6%	3.3%	19.8%	46.1%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	45.9%	96.3%	106.6%	140.1%	193.3%

(1)	Excludes investments’ mark-to-market adjustments
(2)	Excludes deferred fees and allowance for loan losses.

As the Bank continues to grow, it will continuously structure its rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. The Bank’s investment/asset and liability committee meets regularly to develop a strategy for the upcoming period.

Off-balance sheet arrangements

In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. As of December 31, 2006, commitments to extend credit included approximately $10 thousand for letters of credit, approximately $2.6 million for revolving line of credit arrangements and $7.0 million in unused commitments for commercial and real estate secured loans. As of December 31, 2005, commitments to extend credit included approximately $1.8 million for letters of credit, approximately $1.0 million for revolving line of credit arrangements and $3.9 million in unused commitments for commercial and real estate secured loans. The Company faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

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

The following table sets forth the Bank’s capital ratios as of December 31.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount		Amount		Amount
	(Thousands)	Ratio	(Thousands)	Ratio	(Thousands)	Ratio
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$15,529	50.2%	$2,470	8.0%	$3,088	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$15,133	49.0%	$1,235	4.0%	$1,853	6.0%
Tier 1 Capital (to Average Assets)	$15,133	27.5%	$2,204	4.0%	$2,755	5.0%

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)	$17,841	101.7%	$1,403	8.0%	$1,754	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$17,738	101.2%	$701	4.0%	$1,052	6.0%
Tier 1 Capital (to Average Assets)	$17,738	64.1%	$1,108	4.0%	$1,385	5.0%

Item 7. Financial Statements

The consolidated financial statements of the Company, including the notes thereto, and the report of independent certified public accountants are included in this Report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 8A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-KSB for the year ended December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e).

Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the end of the fiscal year covered by this report, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

On October 31, 2006, the Company filed an amended Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 to restate its previously issued unaudited financial statements at and for the quarter and six months ended June 30, 2006 to correct errors related to accounting for stock-based compensation expenses. The error did not affect the financial statements for any prior periods.

In connection with the Company's investigation of the circumstances giving rise to the restatement, the Company determined that the error resulted from an incorrect interpretation of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payments”. This error did not relate to the company's overall valuation of the stock options granted in the second quarter of 2006 under the Black-Scholes-Merton option pricing model, but rather related to the portion of such value that the company determined was required to be expensed in the second quarter of 2006 under FAS 123R, as shown in the financial statements included in the company's June 30, 2006 Quarterly Report on Form 10-QSB.

In light of the restatement of the Company's consolidated financial statements, the Company concluded that as of June 30, 2006 effective disclosure controls and procedures were not maintained over the amounts to be expensed attributable to employee stock options in its consolidated statements of operations. Accordingly, management determined that this control deficiency constituted a material weakness. A material weakness is a control deficiency, or a combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company has now fully remediated this material weakness. The company will monitor all new accounting pronouncements and make a determination whether sufficient expertise exists within the company to evaluate and apply the standards set forth in such new accounting pronouncements. In the event that management determines that additional resources are necessary to evaluate the impact of the new accounting pronouncements on the company's financial statements, management will engage a qualified accounting firm to assist management in the implementation of the new accounting pronouncements.

There were no other changes in the Company’s internal controls over financial reporting during the year ended December 31, 2006 that materially affected, or were reasonably likely to materially affect, its internal controls over financial reporting.

ITEM 8B. Controls and Procedures

Not applicable.

PART III

Item 9. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference from the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders, expected to be held in June 2007

Item 10. Executive Compensation

The information required by this Item is incorporated by reference from the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders, expected to be held in June 2007

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders, expected to be held in June 2007

Item 12. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders, expected to be held in June 2007

Item 13. Exhibits

(a)	Exhibits

Number	Description

3.1	Articles of incorporation*
3.2	Bylaws*
4.1	Specimen common stock certificate*
4.2	See Exhibits 3.1 and 3.2 for provisions of the articles of incorporation and bylaws defining rights of holders of the common stock
10.1	Office Lease dated as of July 5, 2004**
10.2	Lease dated as of December 6, 2003**
10.3	[reserved]
10.4	Form of Pacific Coast National Bancorp Organizers’ Warrant Agreement*
10.5	Form of Pacific Coast National Bancorp Shareholders’ Warrant Agreement*
10.6	Form of Pacific Coast National Bancorp, Inc. 2005 Stock Incentive Plan+*
10.7	Form of Employment Agreement by and between Pacific Coast National Bancorp and Michael Hahn+*
10.8	Form of Employment Agreement by and between Pacific Coast National Bancorp and Richard Grinyer+*
10.9	Form of Employment Agreement by and between Pacific Coast National Bancorp and Colin Forkner+*
10.10	Form of Employment Agreement by and between Pacific Coast National Bancorp and Terry Stalk+*

10.11	Form of Incentive Stock Option Agreement+
10.12	Form of Nonqualified Stock Option Agreement+
10.13	Amendment To Lease Date Change to Office Lease dated as of February 23, 2005
10.14	Second Amendment to Office Lease dated as of March 1, 2006
14	Code of Ethics***
21	Subsidiaries of Registrant
23	Consent of Independent Accountants
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
32	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.

*	Previously filed as an exhibit to the registration statement on Form SB-2 filed by the registrant with the Securities and Exchange Commission on September 8, 2004.
**	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2005.
***	Previously filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2005.
+	Indicates a compensatory plan or contract.

(b)	None

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference from the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders, expected to be held in June 2007.

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

SIGNATURE	TITLE	DATE

/s/ Colin Forkner	Chief Executive Officer and Director	March 29, 2007
Colin Forkner	(Principal Executive Officer)

/s/ Thomas J. Applegate	Director	March 29, 2007
Thomas J. Applegate

/s/ Michael Cummings	Director	March 29, 2007
Michael Cummings

/s/ David E. Davies	Director	March 29, 2007
David E. Davie

/s/ Fred A. de Boom	Director	March 29, 2007
Fred A. de Boo

/s/ Michael Hahn	Director	March 29, 2007
Michael Hah

/s/ David Johnson	Director	March 29, 2007
David Johnso

/s/ Dennis Lindeman	Director	March 29, 2007
Dennis Lindema

/s/ Denis H. Morgan	Director	March 29, 2007
Denis H. Morga

/s/ James W. Shute	Director	March 29, 2007
James W. Shut

/s/ Jack Vuona	Director	March 29, 2007
Jack Vuon

/s/ Terry Stalk	Executive Vice President and Chief Financial Officer
Terry Stalk	(Principal Financial and Accounting Officer)	March 29, 2007

Vavrinek, Trine, Day & Co., LLP Certified Public Accountants & Consultants	VALUE THE DIFFERENCE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pacific Coast National Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of Pacific Coast National Bancorp and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Coast National Bancorp and Subsidiary as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the Consolidated Financial Statements, the Company adopted new accounting guidance which impacts the accounting for stock options.

Laguna Hills, California
March 21, 2007

25231 Paseo De Alicia, Suite 100     Laguna Hills, CA 92653     Tel: 949.768.0833     Fax: 949.768.8408     www.vtdcpa.com

FRESNO   •   LAGUNA HILLS   •   PALO ALTO   •   PLEASANTON   •   RANCHO CUCAMONGA

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

CONSOLDIATED BALANCE SHEETS
December 31, 2006 and 2005

ASSETS
	2006	2005

Cash and due from banks	$1,556,151	$1,699,481
Federal funds sold	9,360,000	6,580,000
TOTAL CASH AND CASH EQUIVALENTS	10,916,151	8,279,481
Interest-bearing deposits in other financial institutions	1,000,000	2,750,000
Securities held to maturity	7,943,375	7,997,943
Loans, net	34,363,765	10,230,122
Premises and equipment, net	1,145,105	1,154,066
Federal Reserve Bank stock, at cost	493,800	553,700
Accrued interest and other assets	332,051	244,853
	$56,194,247	$31,210,165

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand	$12,071,916	$4,266,093
Interest-bearing demand accounts	3,061,772	788,633
Money market	19,329,525	3,332,615
Savings	170,765	86,283
Time certificates of deposit of $100,000 or more	3,137,238	2,412,465
Other time certificates of deposit	2,078,856	1,467,341
TOTAL DEPOSITS	39,850,072	12,353,430
Accrued interest and other liabilities	324,592	146,509
TOTAL LIABILITIES	40,174,664	12,499,939
Commitments and contingencies
Shareholders' equity
Common stock - $0.01 par value; 10,000,000 shares authorized;
issued and outstanding: 2,281,500 shares at December 31,
2006 and 2,280,000 outstanding at December 31, 2005	22,815	22,800
Additional paid-in capital	24,788,356	23,271,720
Accumulated deficit	(8,791,588)	(4,584,294)
TOTAL SHAREHOLDERS' EQUITY	16,019,583	18,710,226
	$56,194,247	$31,210,165

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS
Years Ended December 31, 2006 and 2005

	2006		2005
Interest income
Interest and fees on loans		$1,697,765		$230,166
Federal funds sold		568,115		307,687
Investment securities		366,555		128,206
Other		64,820		135,582
		2,697,255		801,641
Interest expense
Time certificates of deposit of $100,000 or more		171,437		25,748
Other deposits		495,928		51,084
Other		-		30,022
		667,365		106,854
Net interest income		2,029,890		694,787
Provision for loan losses		349,432		87,208
Net interest income after
provision for loan losses		1,680,458		607,579
Noninterest income
Service charges and fees		12,450		3,416
Other income		115,426		4,379
		127,876		7,795
Noninterest expense
Salaries and employee benefits		3,914,662		1,340,480
Occupancy		790,163		448,183
Professional services		184,617		623,972
Data processing		407,053		223,624
Office expenses		370,003		265,078
Marketing		231,102		164,221
Stock warrants granted to organizers		-		494,520
Other		116,428		42,109
		6,014,028		3,602,187
Loss before income taxes		(4,205,694)		(2,986,813)
Provision for income taxes		1,600		1,600
Net loss		$(4,207,294)		$(2,988,413)
Per share data
Weighted-average shares outstanding		2,281,041		2,280,000

Net loss, basic	$	(1.84)	$	(1.31)

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	2006		2005
Cash flows from operating activities:
Net loss	$	(4,207,294)	$	(2,988,413)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization		388,482		119,668
Provision for loan losses		349,432		87,208
Provision for off balance sheet contingencies		7,925		15,847
Amortization (accretion) of investment securities		(6,712)		133
Gain on sale of loans		(89,858)		-
Stock-based compensation		1,497,901		-
Noncash compensation expense for organizer warrants		-		494,520
Other items, net		82,960		(287,703)
Net cash used by operating activities		(1,977,164)		(2,558,740)

Cash flows from investing activities:
Purchase or maturity of time deposits in other financial institutions		1,750,000		(2,750,000)
Purchases of investment securities held to maturity		(3,938,720)		(7,998,075)
Maturity of investment securities held to maturity		4,000,000		-
Purchase or redemption of Federal Reserve Bank stock		59,900		(553,700)
Proceeds from sale of loans		1,609,240		-
Loan originations		(26,002,457)		(10,317,330)
Purchases of bank premises and equipment		(379,521)		(1,193,374)
Net cash used in investing activities		(22,901,558)		(22,812,479)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts		26,160,354		8,473,624
Net increase in time deposits		1,336,288		3,879,806
Advances from (repayments to) organizers		-		(735,000)
Net change in borrowings		-		(825,000)
Proceeds from sale of common stock		18,750		22,800,000
Net cash provided by financing activities		27,515,392		33,593,430

Net increase in cash and cash equivalents		2,636,670		8,222,211

Cash and cash equivalents at beginning of year		8,279,481		57,270
Cash and cash equivalents at end of year		$10,916,151		$8,279,481

Supplemental disclosure of cash flow information:
Interest paid		$597,238		$73,302
Income taxes paid		$1,600		$1,600

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2006 and 2005

			Additional
	Shares	Common	Paid-in	Accumulated
	Outstanding	Stock	Capital	Deficit	Total

Balance at December 31, 2004	-	$-	$-	$(1,595,881)	$(1,595,881)
Initial Capitalization	2,280,000	22,800	22,777,200	-	22,800,000
Warrant Grants	-	-	494,520	-	494,520
Net Loss	-	-	-	(2,988,413)	(2,988,413)
Balance at December 31, 2005	2,280,000	22,800	23,271,720	(4,584,294)	18,710,226
Warrants Exercised	1,500	15	18,735	-	18,750
Stock-based Compensation	-	-	1,497,901	-	1,497,901
Net Loss	-	-	-	(4,207,294)	(4,207,294)
Balance at December 31, 2006	2,281,500	$22,815	$24,788,356	$ (8,791,588)	$16,019,583

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

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
December 31, 2006 and 2005

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

Provision and Allowance for Loan Losses

Implicit in the Company’s lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with the loan portfolio, additions are made to the allowance for loan losses in the form of direct charges against income to ensure that the allowance is available to

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Provision and Allowance for Loan Losses - Continued

absorb possible loan losses. The factors that influence the amount include, among others, the remaining collateral and/or financial condition of the borrowers, historical loan loss experience, changes in the size and composition of the loan portfolio, and current economic conditions. The amount of the allowance equals the cumulative total of the provisions made to date reduced by loan charge-offs and increased by recoveries of loans previously charged-off.

In addition, a separate allowance for credit losses on off-balance sheet credit exposures is maintained for the undisbursed portion of approved loans. Although the loss exposure to the Company is reduced because the funds have not been released to the borrower, under certain circumstances the Company may be required to continue to disburse funds on a troubled credit.

Interest and Fees on Loans

Interest income is recognized daily in accordance with the terms of the note based on the ending principal balance. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is past due 90 days based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectibility. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. During 2006 and 2005, no loans were designated as nonaccrual loans.

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

Other Real Estate Owned

Other real estate owned represents real estate acquired through foreclosure and is carried at the lower of the recorded investment in the property or its fair value. Prior to foreclosure, the value of the underlying loan is written down to the fair market value of the real estate to be acquired by a charge to the allowance for credit losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income, are included in other expenses. During 2006 and 2005 the Company did not foreclose on any real estate.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

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

Comprehensive Income

Statement of Financial Accounting Standard (“SFAS”) No. 130, "Reporting Comprehensive Income" (SFAS No. 130) requires the disclosure of comprehensive income and its components. For the years ended December 31, 2006 and 2005, the Company had no components of comprehensive income other than net losses from operations.

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

Share-Based Compensation

The Company has adopted SFAS No. 123(R) “Share-Based Payment.” This Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards. This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Change in Accounting Principle

The Company adopted SFAS No. 123(R) on January 1, 2006 using the “modified prospective method.” Under this method compensation expense is recognized using the fair-value method for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled after January 1, 2006 and prior periods are not restated. In addition, the unvested portion of previously awarded options outstanding as of January 1, 2006 will also be recognized as expense over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS No. 123. The fair value of each grant is estimated using the Black-Scholes option pricing model. During 2006 the Bank recognized pre-tax stock-based compensation expense of $1,497,901 as a result of adopting SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. All of the Company’s stock option grants included exercise prices equal to the Company’s current market price per share; accordingly, no compensation expense was reported using the intrinsic value method of APB Opinion No. 25.

The Company accounts for stock options and warrants issued to non-employees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods and Services.” Accordingly, the Company recorded compensation costs for stock-based compensation issued to non-employees in the amount of $494,520 in 2005.

The Company has not presented pro forma information related to employee option grants in 2005 because its stock incentive plan was approved by the shareholders in 2006.

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

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested director warrants:

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Change in Accounting Principle - Continued

2005
Net Income:
As Reported	$	(2,988,413)
Stock-Based Compensation using Intrinsic Value Method		-
Stock-Based Compensation that would have been reported
using the Fair Value Method of SFAS 123(R)		(210,994)

Pro Forma	$	(3,199,407)

Per Share:
Net Income - Basic
As Reported	$	(1.31)
Pro Forma	$	(1.40)

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

Reclassifications

Certain reclassifications have been made in the 2005 consolidated financial statements to conform to the presentation used in 2006.  These classifications are of a normal recurring nature.

NOTE B - INVESTMENT SECURITIES

The amortized cost, carrying value and estimated fair values of investment securities as of December 31 are as follows:

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE B - INVESTMENT SECURITIES - Continued

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities held to maturity:
December 31, 2006
U.S. Government and
Agency Securities	$7,943,375	$13,483	$ (12,558)	$7,944,300

December 31, 2005
U.S. Government and
Agency Securities	$7,997,943	$-	$ (30,063)	$7,967,880

The amortized cost and estimated fair value of debt securities at December 31 by contractual maturity, are shown below. Mortgage-backed securities are classified in accordance with their estimated lives. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations.

	Book Value	Market Value	Weighted Average Yield
Securities held to maturity
December 31, 2006
U.S. Government and
Agency Securities
Within One Year	$3,998,738	$3,986,180	4.43%
One to Five Years	3,944,637	3,958,120	4.50%
Total Securities held to maturity	$7,943,375	$7,944,300	4.46%

December 31, 2005
U.S. Government and
Agency Securities
Within One Year	$5,997,943	$5,968,140	4.18%
One to Five Years	2,000,000	1,999,740	4.32%
Total Securities held to maturity	$7,997,943	$7,967,880	4.22%

The gross unrealized loss and related estimated fair value of investment securities that have been in a continuous loss position for less than twelve months and over twelve months at December 31 are as follows:

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE B - INVESTMENT SECURITIES - Continued

	Less than Twelve Months		Over Twelve Months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Securities in a loss position at:
December 31, 2006
U.S. Government and
Agency Securities	$-	$-	$ (12,558)	$3,986,180	$ (12,558)	$3,986,180

December 31, 2005
U.S. Government and
Agency Securities	$ (30,063)	$7,967,880	$-	$-	$ (30,063)	$7,967,880

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2006, no declines are deemed to be other than temporary.

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

The composition of the loan portfolio at December 31 is as follows:

	2006	2005

Real estate	$20,939,790	$7,791,112
Construction	3,881,815	-
Commercial	9,844,022	2,483,127
Consumer	238,064	72,259
	34,903,691	10,346,498
Deferred loan fees	(108,286)	(29,168)
Allowance for loan losses	(431,640)	(87,208)
	$34,363,765	$10,230,122

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE C - LOANS - Continued

Changes in the allowance for loan losses are summarized as follows:

	2006	2005

Balance at beginning of year	$87,208	$-
Provision charged to expense	349,432	87,208
Loans charged off	(5,000)	-
Recoveries on loans previously charged off	-	-
Balance at end of year	$431,640	$87,208

During 2006 and 2005 the Company had no significant nonaccrual or past due loans.

NOTE D - COMPANY PREMISES AND EQUIPMENT

The composition of Company premises and equipment at December 31 is as follows:

	2006	2005

Bank premises	$384,991	$311,262
Furniture, fixtures and equipment	1,268,264	962,472
	1,653,255	1,273,734
Less accumulated depreciation	508,150	119,668
	$1,145,105	$1,154,066

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE E - DEPOSITS

At December 31, the scheduled maturities of time deposits are as follows:

	Time Deposits of $100,000 or more	Other Time Deposits	Total Time Deposits
December 31, 2006
Three months or less	$801,211	$619,788	$1,420,999
Over three months through six months	1,727,605	566,445	2,294,050
Over six months through 12 months	608,422	771,734	1,380,156
Over 12 months	-	120,889	120,889
Total	$3,137,238	$2,078,856	$5,216,094

	Time Deposits of $100,000 or more	Other Time Deposits	Total Time Deposits
December 31, 2005
Three months or less	$-	$10,000	$10,000
Over three months through six months	601,509	251,430	852,939
Over six months through 12 months	1,810,956	1,205,911	3,016,867
Over 12 months	-	-	-
Total	$2,412,465	$1,467,341	$3,879,806

NOTE F - OTHER BORROWINGS

The Company may borrow up to $4,000,000 overnight on an unsecured basis from its correspondent banks. As of December 31, 2006, no amounts were outstanding under these arrangements.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE G - INCOME TAXES

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition at December 31:

	2006	2005
Deferred tax assets:
Pre-Opening Expenses	$1,002,000	$1,130,000
Net loss carryforward	1,928,000	822,000
Allowance for loan losses	107,000	-
Other	20,000	7,000
Total deferred tax assets	3,057,000	1,959,000
Deferred liabilities:
Tax over book depreciation	(27,000)	(29,000)
Allowance for loan losses	-	(8,000)
Accrual to cash	(20,000)	(36,000)
Total deferred tax liabilities	(47,000)	(73,000)

Net deferred tax assets	3,010,000	1,886,000

Valuation Allowance	(3,010,000)	(1,886,000)

Net deferred taxes	$-	$-

The valuation allowance was established because the Company has not reported earnings sufficient enough to support the recognition of the deferred tax assets. The Company has net operating loss carryforwards of approximately $2.7 million for federal income and California franchise tax purposes. Federal net operating loss carry forwards, to the extent not used, will expire in 2026. California net operating loss carry forwards, to the extent not used, will expire in 2016.

NOTE H - STOCK OPTIONS

The Company’s 2005 Stock Plan was approved by its shareholders in April 2006. Under the terms of the 2005 Stock Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also an officer or employee, may only be granted nonqualified stock options. The Plan provides for options to purchase 478,800 shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant. Stock options expire no later than ten years from the date of the grant and generally vest over three years. The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan. The Company recognized stock-based compensation cost of $1,497,901 in 2006. No tax benefit related to stock-based compensation will be recognized until the Company is profitable.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE H - STOCK OPTIONS - Continued

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions presented below:

2006

Expected Volatility	19.70%
Expected Term	6 Years
Expected Dividends	None
Risk Free Rate	5.00%
Weighted-Average Grant Date Fair Value	$4.83

Since the Bank has a limited amount of historical stock activity the expected volatility is based on the historical volatility of similar banks that have a longer trading history. The expected term represents the estimated average period of time that the options remain outstanding. Since the Bank does not have sufficient historical data on the exercise of stock options, the expected term is based on the “simplified” method that measures the expected term as the average of the vesting period and the contractual term. The risk free rate of return reflects the grant date interest rate offered for zero coupon U.S. Treasury bonds over the expected term of the options.

A summary of the status of the Bank’s stock option plan as of December 31, 2006 and changes during the year ending thereon is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at Beginning of Year	353,800	$10.04	8.4 years
Granted	36,498	$13.24	9.4 years
Exercised	-	$-	-
Forfeited or Expired	(5,333)	$10.38	8.9 years

Outstanding at End of Year	384,965	$10.34	8.4 years	$640,000

Options Exercisable	117,308	$10.03	7.8 Years	$231,000

No options were exercised during the year ended December 31, 2006. As of December 31, 2006, there was $975,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted average period of 1.2 years.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE I - RELATED PARTY TRANSACTIONS

As a matter of policy, the Company does not make loans to executive officers, but may make loans to directors and the businesses with which they are associated. In the Company’s opinion, all loans and loan commitments to such parties are made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. The balance of these loans outstanding at December 31 was as follows:

	2006	2005
Beginning Balance	$-	$-
Additions	1,948,392	-
Payments	-	-
Ending Balance	$1,948,392	$-

Weighted Average Interest Rate	8%	-

Also in the course of ordinary business, certain officers, directors, shareholders, and employees of the Company have deposits with the Company. In the Company’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time of comparable transactions with other persons. The balance of directors and officer deposits at December 31, 2006 and 2005, was approximately $664,000 and $367,000 respectively.

NOTE J - COMMITMENTS AND CONTINGENCIES

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those commitments. Commitments to extend credit (such as the unfunded portion on lines of credit and commitments to fund new loans) as of December 31, 2006 amounts to approximately $9,622,000, of which approximately $10,000 is related to irrevocable letters of credit. At December 31, 2005, commitments to extend credit were approximately $6,792,000 of which approximately $1,816,000 was related to irrevocable letter of credit. The Company uses the same credit policies in these commitments as is done for all of its lending activities. As such, the credit risk involved in these transactions is essentially the same as that involved in extending loan facilities to customers. For December 31, 2006, the balance represented one standby letter of credit which expired on January 7, 2007 without being exercised. No balances were pledged by the Company to support this commitment. For December 31, 2005, the entire balance of standby letters of credit referred to above supported international letters of credit issued by other financial institutions for which the Company had guaranteed and pledged $2 million of its time deposits in other financial institutions that are presented on the Consolidated Balance Sheet as of December 31, 2005.

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

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE J - COMMITMENTS AND CONTINGENCIES - Continued

The Company entered into a ten-year lease for its main office in San Clemente, California and a five-year lease for a banking office in Encinitas, California. The leases began on June 1, 2005 and August 1, 2004, respectively and have renewal options for two five-year periods and three three-year periods respectively. In August of 2006, the Company entered into a lease for additional space in the San Clemente office building, under the same terms , conditions and expiration date as the original lease . The leases call for fixed annual increases and the Company is responsible for its pro rata share of common area expenses and property taxes. Rent expense amounted to approximately $363,000 and $244,000 for the periods ending December 31, 2006 and 2005.

The approximate future minimum payments for these leases are as follows:

2007	$398,300
2008	409,000
2009	366,200
2010	265,100
2011	271,300
Thereafter	974,000
$2,683,900

NOTE K - WARRANTS

In connection with the Company’s initial stock offering, the Company’s organizers were awarded 234,000 warrants. This included 64,000 warrants awarded to the Company’s outside Directors in recognition of the expertise imparted, time expended and the substantial financial risks undertaken by the Directors. Compensation expense of $494,520 was recognized for the warrants issued to organizers who were not also directors of the Company. These warrants may be exercised any time before their expiration date of May 16, 2015. The exercise price for these warrants is $10.00 per share. As of December 31, 2006, 234,000 warrants were outstanding.

In addition to the organizer/director warrants, each of the Company’s initial shareholders received warrants in recognition of the additional financial risk of investing in Pacific Coast National Bancorp from inception. Each initial shareholder received warrants to purchase one share of common stock for every five shares that he or she purchased in the initial public offering. These warrants may be exercised any time before their expiration date of May 16, 2008. The exercise price for these warrants is $12.50 per share. As of December 31, 2006, 454,501 warrants were outstanding.

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

NOTE L - FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE L - FAIR VALUES OF FINANCIAL INSTRUMENTS - Continued

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

The estimated fair value of financial instruments is summarized as follows:

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE L - FAIR VALUES OF FINANCIAL INSTRUMENTS - Continued

	December 31, 2006		December 31, 2005
	Carrying	Market	Carrying	Market
	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$10,916,151	$10,916,151	$8,279,481	$8,279,481
Time deposits in other financial institutions	1,000,000	1,000,000	2,750,000	2,750,000
Investment securities	7,943,375	7,944,300	7,997,943	7,967,880
Loans receivable, net	34,363,765	34,343,544	10,230,122	10,248,084
Federal Reserve Bank stock	493,800	493,800	553,700	553,700
Accrued interest receivable	222,136	222,136	244,853	244,853

Financial Liabilities:
Time deposits	$5,216,094	$5,229,724	$3,879,806	$3,877,386
Other deposits	34,633,978	34,633,978	8,473,624	8,473,624
Other borrowings	-	-	-	-
Accrued interest and other liabilities	324,592	324,592	146,509	146,509

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE M - REGULATORY MATTERS - Continued

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount		Amount		Amount
	(Thousands)	Ratio	(Thousands)	Ratio	(Thousands)	Ratio
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$15,529	50.2%	$2,470	8.0%	$3,088	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$15,133	49.0%	$1,235	4.0%	$1,853	6.0%
Tier 1 Capital (to Average Assets)	$15,133	27.5%	$2,204	4.0%	$2,755	5.0%

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)	$17,841	101.7%	$1,403	8.0%	$1,754	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$17,738	101.2%	$701	4.0%	$1,052	6.0%
Tier 1 Capital (to Average Assets)	$17,738	64.1%	$1,108	4.0%	$1,385	5.0%

As of December 31, 2006, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratio as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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
December 31, 2006 and 2005