Form 10QSB
period 2007-03-31
Pacific Coast National Bancorp
filed 2007-05-15
CIK 1302502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes ☐ No ☒

The number of shares outstanding of the issuer’s Common Stock as of May 11, 2007, was 2,281,700 shares.

Transitional Small Business Disclosure Format  Yes ☐ No ☒

PACIFIC COAST NATIONAL BANCORP

INDEX

PART I - FINANCIAL INFORMATION

i

INTRODUCTORY NOTE

This report contains certain statements that are forward-looking within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, the forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and other similar expressions or future or conditional verbs. Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made, and Pacific Coast National Bancorp (sometimes referred to herein as on a consolidated basis as the Company, we, us, or similar phrasing) undertakes no obligation to update any forward-looking statement.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company and the Board. The following factors, among others, could cause the Company’s results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	the loss of key personnel;

•	the failure of assumptions;

•	changes in various monetary and fiscal policies and regulations;

•	changes in general economic conditions and economic conditions in Southern California and industries in which our subsidiary, Pacific Coast National Bank, or the Bank, operates;

•	adverse changes in the local real estate market and the value of real estate collateral securing a substantial portion of the Bank’s loan portfolio;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

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

•	changes in the interest rate environment, which may reduce interest margins and impact funding sources;

•	increased asset levels and changes in the composition of assets and the resulting impact on the capital levels and regulatory capital ratios of the Company or the Bank;

•	competition from bank and non-bank competitors;

•	the ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products;

•	the ability to grow the Bank’s core businesses;

•	decisions to change or adopt new business strategies;

•	changes in tax laws, rules and interpretations thereof;

•	technological changes;

•	changes in consumer spending and savings habits; and

•	management’s ability to manage these and other risks.

These factors and the risk factors referred to in “Business-Risk Factors” in the Company’s Annual Report on Form 10-KSB filed with the SEC (and available free of charge through www.sec.gov) for the year ended December 31, 2006 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise. In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

PACIFIC COAST NATIONAL BANCORP
CONSOLDIATED BALANCE SHEETS

ASSETS

	March 31, 2007 (unaudited)	December 31, 2006
Cash and due from banks	$2,007,205	$1,556,151
Federal funds sold	14,235,000	9,360,000
TOTAL CASH AND CASH EQUIVALENTS	16,242,205	10,916,151
Interest-bearing deposits in other financial institutions	-	1,000,000
Securities held to maturity	-	7,943,375
Securities available for sale	3,989,458	-
Loans	39,817,732	34,795,405
Less: Allowance for loan losses	(516,815)	(431,640)
Loans, net of allowance for loan losses	39,300,917	34,363,765
Premises and equipment, net	1,062,265	1,145,105
Federal Reserve Bank stock, at cost	454,000	493,800
Accrued interest receivable and other assets	354,564	332,051
TOTAL ASSETS	$61,403,409	$56,194,247

LIABILITIES AND SHAREHOLDERS’
EQUITY
Deposits
Noninterest-bearing demand	$15,375,721	$12,071,916
Interest-bearing demand and NOW accounts	3,731,644	3,061,772
Money market	20,379,438	19,329,525
Savings	200,810	170,765
Time certificates of deposit of $100,000 or more	4,157,538	3,137,238
Other time certificates of deposit	1,973,093	2,078,856
TOTAL DEPOSITS	45,818,244	39,850,072
Accrued interest payable and other liabilities	295,885	324,592
TOTAL LIABILITIES	46,114,129	40,174,664
Shareholders' equity
Common stock - $0.01 par value; 10,000,000 shares authorized;
issued and outstanding: 2,281,700 shares at March 31,
2007 and 2,281,500 at December 31, 2006	22,817	22,815
Additional paid-in capital	25,069,977	24,788,356
Accumulated other comprehensive income	4,758	-
Accumulated deficit	(9,808,272)	(8,791,588)
TOTAL SHAREHOLDERS' EQUITY	15,289,280	16,019,583
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$61,403,409	$56,194,247

See accompanying condensed notes to unaudited consolidated financial statements

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Interest income
Interest and fees on loans	$764,334	$277,465
Federal funds sold	147,990	62,284
Investment securities	87,442	84,986
Other	16,000	30,008
Total interest income	1,015,766	454,743
Interest expense
Time certificates of deposit of $100,000 or more	42,930	31,076
Other deposits	264,148	48,972
Total interest expense	307,078	80,048
Net interest income before provision for loan losses	708,688	374,695
Provision for loan losses	85,175	49,572
Net interest income after provision for loan losses	623,513	325,123
Noninterest income
Service charges and fees	12,396	5,601
Other income	4,225	82,500
	16,621	88,101
Noninterest expense
Salaries and employee benefits	1,001,828	567,751
Occupancy	217,991	179,566
Professional services	100,142	57,159
Data processing	101,171	99,599
Office expenses	109,346	92,196
Marketing	60,720	29,071
Other	65,620	19,790
	1,656,818	1,045,132
Loss before income taxes	(1,016,684)	(631,908)
Provision for income taxes	-	-
Net loss	$(1,016,684)	$(631,908)
Comprehensive loss	$(1,011,926)	$(631,908)
Per share data
Weighted-average shares outstanding	2,281,644	2,280,246
Net loss, basic and diluted	$(0.45)	$(0.28)

See accompanying condensed notes to unaudited consolidated financial statements

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,016,684)	$(631,908)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	104,141	91,899
Provision for loan losses	85,175	49,572
Provision for off balance sheet contingencies	7,842	5,205
Amortization (accretion) of investment securities	(4,890)	97
Gain on sale of loans	-	82,500
Stock-based compensation	279,123	-
Other items, net	(59,062)	71,034
Net cash used in operating activities	(604,355)	(331,601)

Cash flows from investing activities:
Maturity of interest-bearing deposits in other financial institutions	1,000,000	750,000
Proceeds from sale of available for sale investment securities	3,963,565	-
Purchase or redemption of Federal Reserve Bank stock	39,800	-
Proceeds from sale of loans	-	1,500,000
Net increase in loans	(5,022,327)	(6,299,391)
Purchases of bank premises and equipment	(21,301)	(114,893)
Net cash used in investing activities	(40,263)	(4,164,284)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	5,053,635	3,729,129
Net increase in time deposits	914,537	1,658,933
Proceeds from exercise of warrants	2,500	16,250
Net cash provided by financing activities	5,970,672	5,404,312

Net increase in cash and cash equivalents	5,326,054	908,427

Cash and cash equivalents at beginning of period	10,916,151	8,279,481
Cash and cash equivalents at end of period	$16,242,205	$9,187,908

Supplemental disclosure of cash flow information:
Interest paid	$316,261	$36,247
Income taxes paid	$-	$-
Supplemental schedule of non-cash investing activities
Transfer of held-to-maturity securities to available for sale	$7,943,507	$-

See accompanying condensed notes to unaudited consolidated financial statements

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
As of March 31, 2007

				Accumulated
			Additional	Other
	Shares	Common	Paid-in	Comprehensive	Accumulated
	Outstanding	Stock	Capital	Income	Deficit	Total

Balance at December 31, 2006	2,281,500	$22,815	$24,788,356	$-	$(8,791,588)	$16,019,583
Warrants/Options Exercised	200	2	2,498	-	-	2,500
Stock-based Compensation	-	-	279,123	-	-	279,123

Other Comprehensive Income				4,758		4,758
Net Loss	-	-	-		(1,016,684)	(1,016,684)
Balance at March 31, 2007	2,281,700	$22,817	$25,069,977	$4,758	$(9,808,272)	$15,289,280

See accompanying condensed notes to unaudited consolidated financial statements

PACIFIC COAST NATIONAL BANCORP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation & Use of Estimates

The consolidated financial statements include the Company and its wholly-owned subsidiary, Pacific Coast National Bank. All significant inter-company accounts have been eliminated on consolidation.

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America, or GAAP, and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the estimation of compensation expense related to stock options granted to employees and directors, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

The consolidated interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 2007, are not necessarily indicative of the results of a full year’s operations. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

Note 2 - Loss Per Share

Loss per common share is based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period would be included in diluted loss per share; however, the effect of potential shares would be antidilutive during all periods presented. In 2007, the conversion of 495,524 common shares issuable upon exercise of the employee stock options and common stock warrants have not been included in the 2007 computation because their inclusion would have been antidilutive on earnings per share.

Note 3 - Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment” utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and, accordingly, recognized no compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently repurchased or cancelled. Under the modified prospective approach, compensation cost recognized includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As of March 31, 2007, there was $565 thousand of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 1 year.

Under SFAS 123(R), the fair value at the grant date of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable fully transferable options with vesting restrictions which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value. The Company’s actual fair value calculations for the options granted were made using the Black-Scholes option-pricing model.

Outstanding unvested stock options generally vest ratably over three years based upon continuous service. The Company accounts for these grants as separate grants and recognizes share-based compensation cost using the straight-line method for each separate vesting portion. In addition, a forfeiture rate of 1% was used on options granted in 2007. There were no material differences from the stock option information that was presented in Footnote H - Stock Options in the Notes to Consolidated Financial Statements of the December 31, 2006 10-KSB.

Note 4 - Securities Available for Sale

The amortized cost, gross unrealized gains and losses and fair value of securities available for sale as of March 31, 2007, are as follows:

	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Government and
Agency Securities	$3,984,700	$5,838	$(1,080)	$3,989,458

The contractual maturity distribution based on amortized cost and fair value of the securities available for sale as of March 31, 2007, is shown below.

	Book Value	Market Value	Weighted Average Yield
Securities available for sale:
U.S. Government and Agency Securities:
Within One Year	$2,000,000	$1,998,920	4.51%
One to Five Years	1,984,700	1,990,538	5.04%
Total Securities available for sale	$3,984,700	$3,989,458	4.77%

All individual securities that have been in a continuous unrealized loss position for 12 months or longer at March 31, 2007, were securities that have been issued by U.S. agencies and government-sponsored entities and have a AAA credit rating as determined by various rating agencies. These securities have fluctuated in value since their purchase dates because of changes in market interest rates. We concluded that the continuous unrealized loss position for the past 12 months on our securities is a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay and are, therefore, temporarily impaired. In addition, we have the ability to hold these securities until their fair value recovers to their cost. Accordingly, we have not recognized the temporary impairment in our statement of operations.

Note 5 - Loans

The composition of the loan portfolio at March 31, 2007 and December 31, 2006, was as follows:

	March 31, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
Real estate
Commercial	$21,775,910	54.5%	$18,544,368	53.1%
Construction	4,951,328	12.4%	3,881,815	11.1%
1-4 residential	2,278,338	5.7%	$2,395,422	6.9%
Commercial	10,894,844	27.3%	9,844,022	28.2%
Consumer	53,527	0.1%	238,064	0.7%
Gross Loans	39,953,947	100%	34,903,691	100%
Deferred loan fees	(136,215)		(108,286)
Allowance for loan losses	(516,815)		(431,640)
Net Loans	$39,300,917		$34,363,765

At March 31, 2007, and December 31, 2006, the Bank had total commitments to lend outstanding of $14.3 million and $8.6 million respectively.

The Bank did not have any loans that were delinquent more than 90 days at March 31, 2007 or at December 31, 2006. The Bank did not have any loans which were not accruing interest at March 31, 2007 or December 31, 2006.

Note 6 - Income Taxes

We adopted the provision of Financials Accountings Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB State No. 109, or FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that there are no significant uncertain tax positions requiring recognition in our financial statements.

The Company adopted FIN 48 as of January 1, 2007. The Company has two tax jurisdictions: The U.S. Government and the State of California. As of January 1, 2007, and March 31, 2007, the Bank had no unrecognized tax benefits. The Bank still has the tax years of 2003, 2004, 2005, and 2006 subject to examination by either the Internal Revenue Service of the Franchise Tax Board of the State of California.

The Company will classify any interest required to be paid on an underpayment of income taxes as interest expense. Any penalties assess by a taxing authority will be classified as other expense.

Note 7 - Current Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS No. 157 defines the fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect of adoption of SFAS No. 159, but does not expect the adoption to have a material effect on the Company’s consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS 159, the Fair Value Option for Financial Assets and Financial Liabilities. Including an Amendment of FSAB Statement No. 115, SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the effect of adoption of SFAS No. 159, but does not expect the adoption to have a material effect on the Company’s consolidated financial condition or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION

The following discussion and analysis presents the Company’s consolidated financial condition as of March 31, 2007 and results of operations for the three months ended March 31, 2007 and 2006. The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-QSB.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. In preparing our consolidated financial statements, the Company is required to make judgments and estimates that may have a significant impact upon our financial results. Certain accounting policies require the Company to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and are considered critical accounting policies. The estimates and assumptions used are based on the historical experiences and other factors, which are believed to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods. For example, the Company’s determination of the adequacy of its allowance for loan losses is particularly susceptible to management’s judgment and estimates. The following is a brief description of the Company’s current accounting policies involving significant management valuation judgments.

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation as prescribed by SFAS 123 (R), Share-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The estimates that are a part of the calculation for the compensation costs include the average life of the stock options, the future price of the Company’s stock when the options are exercised, and the average forfeiture of pre-vested options. These estimates have significant influence over the final expense and the Company does not have a history on which to base these assumptions. Please refer to Note H - Stock Options of the Notes to Consolidated Financial Statements of the December 31, 2006 10-KSB.

Deferred Tax Assets

Management estimates the need for a valuation allowance on deferred tax assets by comparing the total recorded to the amount available for carry back and the amount that will be utilized by estimated future earnings.

Executive Overview

Introduction

Pacific Coast National Bancorp is a bank holding company headquartered in San Clemente, California, offering a broad array of banking services through its wholly owned banking subsidiary, Pacific Coast National Bank. The Bank’s principal markets include the coastal regions of Southern Orange County and Northern San Diego County. As of March 31, 2007, the Company had, on a consolidated basis, total assets of $61.4 million, net loans of $39.3 million, total deposits of $45.8 million, and shareholders’ equity of $15.3 million. The Bank currently operates through a main office located at 905 Calle Amanecer in San Clemente, California and a branch office at 499 North El Camino Real in Encinitas, California.

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

The following discussion focuses on the Company’s financial condition as of March 31, 2007 and results of operations for the three months ended March 31, 2007 and 2006.

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Net interest income is the Bank’s principal source of earnings. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the time period between the first quarter of 2006 and 2007, the Board of Governors of the Federal Reserve Bank raised specific interest rates by 75 basis points, or 0.75%. This had an impact on yields of earning assets as well as the cost of interest-bearing liabilities.

Net interest income was $709 thousand for the three months ended March 31, 2007 compared to $375 thousand for the same time period in 2006. The net interest margin increased to 5.06% for the first quarter of 2007 from 4.97% for the first quarter of 2006. The Company earned 7.25% on its average interest-earning assets of $56.9 million for the first quarter of 2007 compared to 6.03% on $30.6 million in average earning assets for the first quarter of 2006. The significant growth in the loan portfolio and overnight fed funds investment accounted primarily for the increase in interest income to $1.0 million in 2007 from $454.7 thousand in 2006.

During the first quarter of 2007, loans accounted for 61% of average earning assets, with an average yield of 8.41%, compared to the first quarter of 2006 when 43% of the average earning assets were loans, with a yield of 7.96%. Total loan income was $764 thousand, including loan fees of $23 thousand, for the first quarter of 2007 compared to $277 thousand in total loan income, including $6 thousand in loan fees, in the first quarter of 2006.

Other earning assets consisting of investments, capital stock of the Federal Reserve Bank, time deposits with other financials institutions and overnight fed funds were $20.0 million for the first quarter of 2007 with an average yield of 5.10% compared to $16.4 million with an average yield of 4.4% for the first quarter of 2006.

Interest-bearing liabilities, consisting entirely of deposits, averaged $30.0 million with an average yield of 4.15% during the first quarter of 2007, compared with $10.3 million in interest-bearing deposits at a yield of 3.15% for the same period in 2006. The increase in yield on deposit products is the result of an increase in market rates, competitive pressures within the Bank’s market areas, and a marketing campaign designed to increase money market accounts at the Bank. Average non-interest bearing demand accounts as a percentage of average total deposits remained at 33% for both time periods.

The following table sets forth the Company’s average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and the net interest margin for the quarters indicated.

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Average Balance	Interest	Average Yield / Cost (4)	Average Balance	Interest	Average Yield / Cost (4)
Assets:
Interest-earning Assets:
Net Loans Receivable (1)	$36,843,232	$764,334	8.41%	$14,142,657	$277,465	7.96%
Investment Securities	7,240,735	87,442	4.90%	7,997,994	84,986	4.31%
Investment in capital stock of Federal Reserve Bank	476,111	7,102	6.05%	553,700	8,260	6.05%
Time Deposits in other financial institutions	822,240	8,898	4.39%	2,168,000	21,748	4.07%
Cash, fed funds and other	11,472,167	147,990	5.23%	5,701,722	62,284	4.43%

Total interest-earning assets	56,854,485	1,015,766	7.25%	30,564,073	454,743	6.03%
Noninterest-earning assets	3,149,023			2,556,426
Total Assets	$60,003,508			$33,120,499

Liabilities and Shareholders' Equity
Money Market and Savings Deposits	$21,338,448	$232,089	4.41%	$4,449,337	29,922	2.73%
Interest-bearing Checking	2,980,002	9,893	1.35%	1,047,344	3,380	1.31%
Time Deposits of $100,000 or more	3,530,478	42,930	4.93%	3,104,109	30,282	3.96%
Other Deposits	2,190,781	22,166	4.10%	1,707,389	16,464	3.91%
Total Interest-bearing liabilities	30,039,710	307,078	4.15%	10,308,180	80,048	3.15%
Non-interest bearing checking accounts	14,865,843			5,176,362
Non-interest bearing liabilities	355,944			173,991
Shareholders' Equity	14,742,011			17,461,966
Total Liabilities and
Shareholders' Equity	$60,003,508			$33,120,499

Net Interest Income		$708,688			$374,695

Net Interest Spread (2)		3.10%			2.88%

Net Interest Margin (3)		5.06%			4.97%

(1) Loan fees are included in total interest income as follows: 2007 $23 thousand; 2006 $6 thousand.
(2) Net interest spread represents the yield earned on average total interest-earning assets less the rate paid on average interest-bearing liabilities
(3) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(4) Annualized

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected interest income and interest expense in the first quarter of 2007 compared to the first quarter of 2006. Because the Bank is still expanding in its market areas, changes due to volume in the first quarter of 2007 account for a significant portion of the overall change. Information is provided in each category with respect to (i) changes attributable to changes volume (changes in volume multiplied by prior rate) and (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Increase/(Decrease) in Net Interest Income

	Due To
	Rate	Volume	Net
Interest-earning Assets:
Net Loans Receivable	$15,933	$470,936	$486,869
Investment Securities	11,601	(9,145)	2,456
Investment in capital stock of Federal Reserve Bank	(1)	(1,157)	(1,158)
Time Deposits in other financial institutions	1,713	(14,563)	(12,850)
Cash, fed funds and other	11,268	74,438	85,706
Total	40,514	520,509	561,023

Interest-bearing Liabilities:
Money Market and Savings Deposits	18,471	183,696	202,167
Interest-bearing Checking	97	6,416	6,513
Time Deposits of $100,000 or more	7,463	5,185	12,648
Other Deposits	811	4,891	5,702
Total	26,843	200,187	227,030

Net Change in Net Interest Income	$13,671	$320,322	$333,993

Provision for Loan Losses

A provision for loan losses is established that we consider sufficient to maintain an allowance to absorb probable losses inherent in the loan portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

For the three months ended March 31, 2007 and 2006, the provision for loan and lease losses was $85 thousand and $50 thousand respectively. There were no charge-offs during the first quarter of 2007 or 2006.

Noninterest Income

The non-interest income for the quarter ended March 31, 2007, was $17 thousand, related entirely to service charges on deposit accounts and merchant discount income. For the same period ended March 31, 2006, non-interest income was $88 thousand. Of this, $83 thousand resulted from the gain on sale of SBA loans. Fees on deposit accounts and merchant discount income made up the remaining $5 thousand of the noninterest income.

Noninterest Expense

Total noninterest expense was $1.7 million in the first quarter of 2007 compared to $1.0 million for the first quarter of 2006. Included in the 2007 first quarter expense is $279 thousand representing the compensation expense for outstanding employee and director stock options. There was no corresponding expense recognized in the first quarter of 2006 because the Stock Option Plan was not approved by the shareholders until April of 2006. For additional information concerning this accounting treatment, see Condensed Notes to the Unaudited Financials Statements, Note 3 - Stock-Based Compensation.

The major components of the 2007 and 2006 first quarter expenses are discussed below. As the Bank grows, management is committed to controlling costs and expects to moderate noninterest expenses relative to revenue growth.

Salaries and employee benefits totaled $1.0 million for the first quarter of 2007 compared to $568 thousand for the same period in 2006. Included in this category for 2007, is $270 thousand compensation expense for outstanding employee stock options. The remaining increase in this category is due primarily to the increase in the number of full-time equivalent staff, from 24 at March 31, 2006 to 35 at March 31, 2007.

Employee benefit costs including employer taxes and group insurance accounted for approximately 13% of this expense for the first quarter of 2007 compared to 18% for the first quarter of 2006. The volume of assets per employee as of the end of the first quarter of 2007 was $1,754,000 compared to $1,501,000 at the end of the first quarter of 2006.

Occupancy and equipment expenses totaled $218 thousand and $180 thousand for the three months ended March 31, 2007 and 2006 respectively. Rent and CAM, or common area maintenance, charges rose to $102 thousand for the first quarter of 2007 compared to $83 thousand for the first quarter of 2006. The increase is due to the leasing of additional space in the San Clemente office to house the lending and credit administration staff. Other significant expense items for the three months ended March 31, 2007 and 2006 included depreciation expense of $91 and $76 thousand respectively, and utility and telephone charges of $19 thousand and $10 thousand, respectively.

Professional fees of $100 thousand for the first quarter of 2007 were primarily attributable to internal and external auditing fees of $38 thousand, legal fees of $18 thousand, consulting fees of $37 thousand, and compliance-related fees of $7 thousand. In the first quarter of 2006, professional fees of $57 thousand consisted primarily of $15 thousand in legal fees, $26 thousand of audit-related fees, shareholder-related expenses of $7 thousand, and compliance-related fees of $7 thousand.

Data processing expense was $101 thousand for the first quarter of 2007, attributable primarily to costs associated with the core processing system of $35 thousand, network maintenance and security of $20 thousand, software amortization of $17 thousand, website maintenance of $16 thousand, and software licensing fees of $8 thousand. For the first quarter of 2006, data processing expenses were $100 thousand attributable primarily to costs associated with the core processing system of $41 thousand, network maintenance and security of $20 thousand, software amortization of $15 thousand, website maintenance of $10 thousand, and software licensing fees of $4 thousand. Most of these expenses are routine in nature and are expected to be fairly consistent. Network administration and security expense can fluctuate as new employees and new products are added.

Office expenses of $109 thousand for the first quarter of 2007 included fidelity bond and workers compensation insurance premiums of $30 thousand; auto and mileage expense of $27 thousand; office supplies of $17 thousand; armored car and courier expense of $13 thousand; waived check printing charges of $8 thousand; and postage expense of $6 thousand. For the three months ended March 31, 2006, these same expenses were $92 thousand consisting of fidelity bond and workers compensation insurance premiums of $30 thousand; auto and mileage expense of $22 thousand; office supplies of $14 thousand; armored car and courier expense of $9 thousand; waived check printing charges of $9 thousand; and postage expense of $1 thousand.

Promotional expenses were $61 thousand for the first quarter of 2007 and $29 thousand for the first quarter of 2006. For both years, this included expenses related to direct mail campaigns to local businesses, sponsorship of key community events, and specific officer-calling programs in the bank’s target market.

Other expenses for the first quarter of 2007 of $66 thousand consisted of $33 thousand in recruiting costs; $10 thousand related to director training, regulatory assessments of $7 thousand, $9 thousand related to compensation expense for the outstanding directors’ stock options, and $7 thousand for contingent liabilities. For the same three months ended March 31, 2006, other expenses totaled $20 thousand which included $5 thousand for contingent liabilities, $7 thousand in loan-related costs, and $6 thousand related to regulatory assessments.

Income Taxes

No federal or state tax expense or federal or state tax benefit has been recorded for the quarters ended March 31, 2007, and 2006 based upon its available net operating losses. The Company will begin to recognize income tax benefit at the time it becomes profitable and recognizes its available deferred tax assets.

Financial Condition as of March 31, 2007

Total assets as of March 31, 2007, were $61.4 million, consisting primarily of cash and investments of $16.2 million and net loans of $39.3 million. Total deposits were $45.8 million and shareholder’s equity was $15.3 million.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At March 31, 2007, we had $14.2 million in federal funds, or fed funds, sold. Federal funds sold allow us to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. At December 31, 2006, the Bank had an interest-bearing deposit of $1 million with Western Commercial Bank. This deposit had an unspecified term and a rate equal to the overnight fed funds rate. This deposit was closed on March 30, 2007 in order to have the funds available for outstanding loan commitments.

Investment Securities

The investment portfolio serves primarily as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity. The investment portfolio is managed according to a written investment policy established by our bank’s Board of Directors and implemented by its Investment/Asset-Liability Committee.

During the first quarter of 2007, we made the decision to sell specific investments issued by the Federal National Mortgage Association, or FNMA or Fannie Mae, based on concerns that the underlying mortgages could be impacted by the events in the sub-prime lending arena. These securities had been designated as “held to maturity”. Because the securities were sold prior to maturity, we are required by the OCC, our primary regulator, to designate the entire investment portfolio as “available for sale” for the next 24 months. This designation requires that the securities be held at market value rather than book value. The offsetting entry each quarter is made to additional paid-in capital and is not reflected in operating earnings or losses.

At March 31, 2007, our investment securities consisted of securities in U.S. government-sponsored agencies, with a book and fair value of $4.0 million and a weighted average yield of 4.8%, and $454 thousand in Federal Reserve Bank Stock, having a book and fair value of $454 thousand and a weighted average yield of 6.0%. At March 31, 2007, none of these investment securities were pledged as collateral for any purpose.

The table below sets forth the amounts and distribution of the investment securities and the weighted average yields as of the dates indicated.

As of March 31, 2007:	Book Value	Market Value	Weighted Average Yield
Securities available for sale:
U.S. Government and Agency Securities:
Within One Year	$2,000,000	$1,998,920	4.51%
One to Five Years	1,984,700	1,990,538	5.04%
Total Securities available for sale	$3,984,700	$3,989,458	4.77%

As of December 31, 2006:	Book Value	Market Value	Weighted Average Yield
Securities held to maturity:
U.S. Government and Agency Securities:
Within One Year	$3,998,738	$3,986,180	4.43%
One to Five Years	3,944,637	3,958,120	4.50%
Total Securities held to maturity	$7,943,375	$7,944,300	4.46%

All individual securities that have been in a continuous unrealized loss position for 12 months or longer at March 31, 2007, were securities that have been issued by U.S. agencies and government-sponsored entities and have a AAA credit rating as determined by various rating agencies. These securities have fluctuated in value since their purchase dates because of changes in market interest rates. We concluded that the continuous unrealized loss position for the past 12 months on our securities is a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay and are, therefore, temporarily impaired. In addition, we have the ability to hold these securities until their fair value recovers to their cost. Accordingly, we have not recognized the temporary impairment in our statement of operations.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of the loan portfolio by category as of the dates indicated. The breakdown is based on collateral type.

	March 31, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
Real estate
Commercial	$21,775,910	54.5%	$18,544,368	53.1%
Construction	4,951,328	12.4%	3,881,815	11.1%
1-4 residential	2,278,338	5.7%	$2,395,422	6.9%
Commercial	10,894,844	27.3%	9,844,022	28.2%
Consumer	53,527	0.1%	238,064	0.7%
Gross Loans	39,953,947	100%	34,903,691	100%
Deferred loan fees	(136,215)		(108,286)
Allowance for loan losses	(516,815)		(431,640)
Net Loans	$39,300,917		$34,363,765

Net loans as a percentage of total assets were 64.0% as of March 31, 2007, and 61.2% as of December 31, 2006.

The real estate loan portfolio is comprised of short-term mortgage loans secured typically by commercial properties, occupied by the borrower, have terms of three to seven years with both fixed and floating rates, and revolving lines of credit granted to consumers, secured by equity in residential properties, as well as construction loans. Construction loans consist primarily of single-family residential properties, have a term of less than one year and have floating rates and commitment fees. Construction loans are typically made to builders that have an established record of successful project completion and loan repayment. At March 31, 2007, we held $21.8 million in commercial real estate loans outstanding, representing 54.5% of gross loans receivable, and undisbursed commitments of $1.2 million. Of this total, $2.2 million were SBA loans with undisbursed commitments of $399 thousand. The remaining real estate portfolio was comprised of $5.0 million in construction loans representing 12.4% of gross loans receivable with undisbursed commitments of $953 thousand, and $2.3 million in revolving lines secured by 1-4 family residences, including $397 thousand in SBA loans which were fully disbursed, representing 5.7% of gross loans receivable with undisbursed commitments of $2.8 million.

The commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. The lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and can be supported by accounts receivable, inventory, equipment and other assets of the client’s businesses. At March 31, 2007, we held $10.9 million in commercial loans outstanding, representing 27.3% of gross loans receivable, and undisbursed commitments of $9.3 million. Of this total, $2.4 million were SBA loans with undisbursed commitments of $180 thousand.

The consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. The lines of credit generally have terms of one year and the term loans generally have terms of three to five years. The lines of credit typically have floating rates. At March 31, 2007, consumer loans totaled $54 thousand, representing 0.1% of gross loans receivable and undisbursed commitments of $53 thousand.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. We have established select concentrations percentages within the loan portfolio. It also includes families of credit considered of either higher risk or worthy of further review as part of its concentration reporting. While the framework has been set in place to evaluate our potential risk in its portfolio, the overall concentration results are not yet meaningful.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal. Loan terms vary according to loan type. The following table shows the maturity distribution of loans and leases as of March 31, 2007:

	As of March 31, 2007
	(Dollars in thousands)
	One Year or Less	Over 1 Year throught 5 Years		Over 5 Years		Total
		Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Real estate — construction	$4,951	$-	$-	$-	$-	$4,951
Real estate — secured	6,768	19	14,019	1,882	1,366	24,054
Commercial and industrial	4,122	4,838	296	1,639	-	10,895
Consumer	14	40	-	-	-	54
Total	$15,855	$4,897	$14,315	$3,521	$1,366	$39,954

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, other real estate owned, and other repossessed assets. As of March 31, 2007, there were no nonperforming assets.

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

As of March 31, 2007, we had $1.7 million in loans classified as “special mention”, with no loans classified in the other categories.

Allowance for Loan Losses

Implicit in our lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with the loan portfolio, we add to the allowance for loan losses in the form of direct charges against income to ensure that the allowance is available to absorb possible loan losses. The factors that influence the amount include, among others, the remaining collateral and/or financial condition of the borrowers, historical loan loss, changes in the size and composition of the loan portfolio, and general economic conditions.

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Because we have no loss history on which to build assumptions of future loan losses, the adequacy of our allowance for loan losses has been determined through a comparison to the Bank’s peer group as defined by the Office of the Comptroller of the Currency, or OCC. We will continue to maintain an equivalent allowance until management has adequate historical data upon which to base a different level. At December 31, 2006, the peer group maintained an average allowance for loan losses of approximately 1.23% of the outstanding principal. As of March 31, 2007, our allowance was $517 thousand, or 1.29% of outstanding principal.

In addition, we maintain a separate allowance for credit losses on off-balance sheet credit exposures for the undisbursed portion of approved loans. Although our loss exposure is reduced because the funds have not been released to the borrower, under certain circumstances we may be required to continue to disburse funds on a troubled credit. As of March 31, 2007, this allowance was $32 thousand.

We make credit and loan decisions in conformity with loan policies established by our board of directors. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the first quarter of 2007, there were no charge-offs.

Nonearning Assets

Premises, leasehold improvements and equipment totaled $1.1 million at March 31, 2007, net of accumulated depreciation of $612 thousand. There are no definitive agreements regarding acquisition or disposition of owned or leased facilities.

Deposits

Deposits are our primary source of funds. The following table sets forth, for the period indicated, the distribution of the average deposit account balances and average cost of funds on each category of deposits:

	Three Months Ended March 31, 2007
	Average Balance	Percent of Deposits	Average Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$14,866	33%	0.00%
Money market & savings deposits	21,338	48%	4.41%
NOW deposits	2,980	7%	1.35%
Time certificates of deposit in denominations of $100,000 or more	3,530	8%	4.93%
Other time deposits	2,191	5%	4.10%
Total deposits	$44,906	100%	4.15%

The following table sets forth the amount and maturities of the time deposits as of March 31, 2007:

	At March 31, 2007
	Time Deposits of $100,00 or more	Other Time Deposits	Total Time Deposits
	(Dollars in thousands)
Three months or less	$1,733	573	$2,306
Over three months through six months	600	463	1,063
Over six months through 12 months	404	399	803
Over 12 months	1,421	538	1,959
Total	$4,158	$1,973	$6,131

Return on Equity and Assets

The following table sets forth certain information regarding the Company’s return on equity and assets for the three months ended March 31, 2007:

At March 31, 2007
Return on assets	-6.87%
Return on equity	-27.97%
Dividend payout ratio	0%
Equity to assets ratio	24.6%

Off-Balance Sheet Arrangements and Loan Commitments

In the ordinary course of business, we enter into various off-balance sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. As of March 31, 2007, commitments to extend credit included approximately $384 thousand for letters of credit, $4.9 million for revolving lines of credit arrangements including $2.8 million in real-estate secured lines, and $2.1 million in unused commitments for commercial and real estate secured loans. We face the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, we currently expect no significant credit losses from these commitments and arrangements.

Borrowings

The Company has access to a variety of borrowing sources including federal funds purchased. As of March 31, 2007, there were no borrowings outstanding.

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

As of March 31, 2007, the Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

The following table sets forth the Bank’s capital ratios as of the dates specified:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount		Amount		Amount
	(Thousands)	Ratio	(Thousands)	Ratio	(Thousands)	Ratio
As of March 31, 2007:
Total Capital (to Risk-Weighted Assets)	$14,946	33.4%	$3,585	8.0%	$4,481	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$14,429	32.2%	$1,792	4.0%	$2,688	6.0%
Tier 1 Capital (to Average Assets)	$14,429	24.1%	$2,400	4.0%	$3,000	5.0%

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$15,529	50.2%	$2,470	8.0%	$3,088	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$15,133	49.0%	$1,235	4.0%	$1,853	6.0%
Tier 1 Capital (to Average Assets)	$15,133	27.5%	$2,204	4.0%	$2,755	5.0%

In February 2006, the Federal Reserve Bank eliminated the requirement for bank holding companies with assets less than $500 million to maintain and report minimum regulatory capital ratios. As a result, the Company has not included these amounts as of March 31, 2007.

Liquidity Management

At March 31, 2007, the Company (excluding the Bank) had approximately $858 thousand in cash. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval due to the accumulated deficit.

The Bank’s liquidity is monitored by its staff, the Investment/Asset-Liability Committee and the Board of Directors, who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

The Bank’s primary sources of funds are retail and commercial deposits, loan and securities repayments, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank maintains investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program.

It is management’s intention to maintain a conservative loan to deposit ratio in the range of 80% - 85% over time. Given this goal, the Bank will not aggressively pursue lending opportunities if sufficient funding sources (i.e., deposits, Fed Funds, etc.) are not available, nor will the Bank seek to attract transient volatile, non-local deposits with above market interest rates. As of March 31, 2007, the loan to deposit ratio was 86%.

The Bank had cash and cash equivalents of $16.2 million, or 26% of total Bank assets, at March 31, 2007. Management feels that the Bank has adequate liquidity to meet anticipated future funding needs.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered “well capitalized” for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At March 31, 2007, the Bank was considered “well capitalized” by regulatory standards.

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

The primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities. Net interest income is computed by the model assuming market rates remaining unchanged and comparing those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At March 31, 2007, an analysis was performed using the Risk Monitor model provided by Fidelity Regulatory Solutions and utilizing the Bank’s March 31, 2007, Call Report data. The table below shows the impact of rising and declining interest rate simulations in 100 basis point increments over a 12-month period. Changes in net interest income in the rising and declining rate scenarios are measured against the current net interest income. The changes in equity capital represent the changes in the present value of the balance sheet without regards to business continuity, otherwise known as “liquidation value”. Because the Bank is asset-sensitive, the net interest margin improves as rates rise and declines as rates decline.

	Interest Rate Shock
Shock	-2%	-1%	Annualized	+1%	+2%
Fed Funds Rate	3.25%	4.25%	5.25%	6.25%	7.25%

Net Interest Income Change	(230)	(114)	-	58	112
% Change	-7.7%	-3.8%	-	1.9%	3.8%

Equity Capital Change %	-2.3%	-1.0%	-	0.6%	0.9%

Net Interest Margin	4.75%	5.05%	5.15%	5.25%	5.34%

The following table sets forth, on a stand-alone basis, the Bank’s amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2007, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While it is believed that such assumptions are reasonable, there can be no assurance that assumed repricing rates will approximate actual future deposit activity.

	As of March 31, 2007
	Volumes Subject to Repricing Within
	0-1 Days	2-90 Days	91-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
Assets:	(Dollars in thousands)
Cash, fed funds and other	$14,235	$-	$-	$-	$-	$2,007	$16,242
Investments and FRB Stock	-		1,999	1,990	454	-	4,443
Loans (1)	-	12,250	3,606	5,136	18,962	-	39,954
Fixed and other assets	-	-	-	-	-	764	764
Total Assets	$14,235	$12,250	$5,605	$7,126	$19,416	$2,771	$61,403

Liabilities and Stockholders’ Equity:
Interest-bearing checking, savings and money market accounts	$24,312	$-	$-	$-	$-	$15,376	$39,688
Certificates of deposit	-	2,306	2,587	1,156	82	-	6,131
Borrowed funds	-	-	-	-	-	-	-
Other liabilities	-	-	-	-	-	295	295
Stockholders’ equity	-	-	-	-	-	15,289	15,289
Total liabilities and stockholders’ equity	$24,312	$2,306	$2,587	$1,156	$82	$30,960	$61,403

Interest rate sensitivity gap	$(10,077)	$9,944	$3,018	$5,970	$19,334
Cumulative interest rate sensitivity gap	$(10,077)	$(133)	$2,885	$8,855	$28,189
Cumulative gap to total assets	-16.4%	-0.2%	4.7%	14.4%	45.9%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	58.6%	99.5%	109.9%	129.2%	192.6%

(1) Excludes deferred fees and allowance for loan losses

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

ITEM 3.   Controls and Procedures

A of the end of the period covered by this Quarterly Report on Form 10-QSB, management of the Company, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of such quarterly period. No changes were made to the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the last fiscal quarter that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 3. Defaults Upon Senior Securities

Not Applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits and Reports

(a)            Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC COAST NATIONAL BANCORP

Date: May 14, 2007	By:	/s/ Colin M. Forkner
Colin M. Forkner
Chief Executive Officer

Date: May 14, 2007	By:	/s/ Terry Stalk
Terry Stalk
Chief Financial Officer