Form 10QSB
period 2007-06-30
Pacific Coast National Bancorp
filed 2007-08-14
CIK 1302502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB

(Mark One)

[X] QUARTERLY REPORT under SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _____

Commission File Number: 000-51960

PACIFIC COAST NATIONAL BANCORP
(Exact name of small business issuer as specified in its charter)

California	61-1453556
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

905 Calle Amanecer, Suite 100, San Clemente, California 92673
(Address of principal executive offices)

(949) 361- 4300
(Issuer's telephone number)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

The number of shares outstanding of the issuer's Common Stock as of August 10, 2007, was 2,281,700 shares.

Transitional Small Business Disclosure Format    Yes [ ] No [X]

NEXT PAGE

PACIFIC COAST NATIONAL BANCORP

INDEX

PART I - FINANCIAL INFORMATION

i
NEXT PAGE

INTRODUCTORY NOTE

This report contains certain statements that are forward-looking within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, the forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and other similar expressions or future or conditional verbs. Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made, and Pacific Coast National Bancorp (sometimes referred to herein as on a consolidated basis as the Company, we, us, or similar phrasing) undertakes no obligation to update any forward-looking statement.

These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates, financial condition, results of operations, future performance and business, including management's expectations and estimates with respect to revenues, expenses, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company and the Board. The following factors, among others, could cause the Company's results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

    the loss of key personnel;

    the failure of assumptions;

    the credit risks of our lending activities and the unseasoned nature of our loan products;

    changes in various monetary and fiscal policies and regulations;

    changes in general economic conditions and economic conditions in Southern California and industries in which our subsidiary, Pacific Coast National Bank, (referred to as the "Bank"), operates;

    adverse changes in the local real estate market and the value of real estate collateral securing a substantial portion of the Bank's loan portfolio;

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

NEXT PAGE

    competition from bank and non-bank competitors;

    the ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products;

    the ability to grow the Bank's core businesses;

    decisions to change or adopt new business strategies;

    changes in tax laws, rules and interpretations thereof;

    technological changes;

    the cost and outcome of any litigation;

    changes in consumer spending and savings habits; and

    management's ability to manage these and other risks.

These factors and the risk factors referred to in "Business-Risk Factors" in the Company's Annual Report on Form 10-KSB filed with the SEC (and available free of charge through www.sec.gov) for the year ended December 31, 2006 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise. In addition, the Company cannot assess the impact of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

NEXT PAGE

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC COAST NATIONAL BANCORP
CONSOLDIATED BALANCE SHEETS

ASSETS

	June 30, 2007 (unaudited)	December 31, 2006
Cash and due from banks	$ 1,893,037	$ 1,556,151
Federal funds sold	8,990,000	9,360,000
TOTAL CASH AND CASH EQUIVALENTS	10,883,037	10,916,151
Interest-bearing deposits in other financial institutions	-	1,000,000
Securities held to maturity	-	7,943,375
Loans	60,383,736	34,795,405
Less: Allowance for loan losses	(750,000)	(431,640)
Loans, net of allowance for loan losses	59,633,736	34,363,765
Premises and equipment, net	961,598	1,145,105
Federal Reserve Bank stock, at cost	454,000	493,800
Accrued interest receivable and other assets	328,451	332,051
TOTAL ASSETS	$ 72,260,822	$ 56,194,247

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing demand	$ 15,918,416	$ 12,071,916
Interest-bearing demand and NOW accounts	2,894,144	3,061,772
Money market	26,902,559	19,329,525
Savings	168,231	170,765
Time certificates of deposit of $100,000 or more	3,538,348	3,137,238
Other time certificates of deposit	7,781,974	2,078,856
TOTAL DEPOSITS	57,203,672	39,850,072
Accrued interest and other liabilities	413,936	324,592
TOTAL LIABILITIES	57,617,608	40,174,664
Shareholders' equity
Common stock - $0.01 par value; 10,000,000 shares authorized; issued and outstanding: 2,281,700 shares at June 30, 2007 and 2,281,500 at December 31, 2006	22,817	22,815
Additional paid-in capital	25,373,112	24,788,356
Accumulated deficit	(10,752,715)	(8,791,588)
TOTAL SHAREHOLDERS' EQUITY	14,643,214	16,019,583
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 72,260,822	$ 56,194,247

See accompanying condensed notes to unaudited consolidated financial statements

NEXT PAGE

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Interest income
Interest and fees on loans	$ 851,585	$ 343,487	$ 1,615,919	$ 620,952
Federal funds sold	203,008	109,336	350,998	171,620
Investment securities	41,046	86,930	128,488	171,916
Other	9,165	9,984	25,165	39,992
Total interest income	1,104,804	549,737	2,120,570	1,004,480
Interest expense
Time certificates of deposit of $100,000 or more	47,400	46,778	90,330	77,854
Other deposits	314,702	70,086	578,850	119,058
Total interest expense	362,102	116,864	669,180	196,912
Net interest income before provision for loan losses	742,702	432,873	1,451,390	807,568
Provision for loan losses	233,185	104,230	318,360	153,802
Net interest income after provision for loan losses	509,517	328,643	1,133,030	653,766
Noninterest income
Service charges and fees	13,756	16,638	26,152	22,239
Other income	133,711	4,818	133,711	87,318
Gain (loss) on sale of investment securities	(16,272)	-	(12,047)	-
	147,467	21,456	164,088	109,557
Noninterest expense
Salaries and employee benefits	802,834	1,437,432	1,804,662	2,005,183
Occupancy	294,271	193,112	512,262	372,678
Professional services	155,326	46,662	255,468	103,820
Data processing	94,755	112,708	195,926	212,307
Office expenses	96,010	78,734	205,356	165,134
Marketing	58,985	67,811	119,705	104,557
Other	81,375	58,860	146,994	76,771
	1,583,556	1,995,319	3,240,373	3,040,450
(Loss) before income taxes	(942,844)	(1,645,220)	(1,959,527)	(2,277,127)
Provision for income taxes	1,600	-	1,600	1,600
Net (loss)	$ (944,444)	$ (1,645,220)	$ (1,961,127)	$ (2,278,727)
Comprehensive (loss)	$ (944,444)	$ (1,645,220)	$ (1,961,127)	$ (2,278,727)
Per share data
Weighted-average shares outstanding	2,281,700	2,281,300	2,281,672	2,280,776
Net (loss), basic and diluted	$ (0.41)	$ (0.72)	$ (0.86)	$ (1.00)

See accompanying condensed notes to unaudited consolidated financial statements.

NEXT PAGE

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash flows from operating activities:
Net loss	$(1,961,127)	$(2,278,727)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	209,411	184,839
Provision for loan losses	318,360	153,802
Provision for off balance sheet contingencies	27,467	5,205
(Accretion) of investment securities	(6,486)	85
Loss on sale of available for sale investment securities	12,047	-
Gain on sale of loans	(133,711)	(87,318)
Stock-based compensation	582,258	933,900
Other items, net	65,477	81,120
Net cash used in operating activities	(886,304)	(1,007,094)

Cash flows from investing activities:
Maturity of interest-bearing deposits in other financial institutions	1,000,000	2,750,000
Proceeds from sale of available for sale investment securities	7,937,814	-
Purchase or redemption of Federal Reserve Bank stock	39,800	40,100
Proceeds from sale of loans	2,294,873	1,558,650
Net increase in loans	(27,749,493)	(10,812,289)
Purchases of bank premises and equipment	(25,904)	(211,357)
Net cash used in investing activities	(16,502,910)	(6,674,896)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	11,249,372	9,239,776
Net increase in time deposits	6,104,228	3,623,315
Proceeds from exercise of warrants	2,500	16,250
Net cash provided by financing activities	17,356,100	12,879,341

Net increase (decrease) in cash and cash equivalents	(33,114)	5,197,351

Cash and cash equivalents at beginning of period	10,916,151	8,279,481
Cash and cash equivalents at end of period	$ 10,883,037	$ 13,476,832

Supplemental disclosure of cash flow information:
Interest paid	$ 683,753	$ 106,624
Income taxes paid	$ 1,600	$ 1,600
Supplemental schedule of non-cash investing activities
Transfer of held-to-maturity securities to available for sale	$ 7,943,375	$ -

See accompanying condensed notes to unaudited consolidated financial statements

NEXT PAGE

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2006	2,281,500	$ 22,815	$ 24,788,356	$ (8,791,588)	$ 16,019,583
Warrants/Options Exercised	200	2	2,498	-	2,500
Stock-based Compensation	-	-	582,258	-	582,258
Net (Loss)	-	-	-	(1,961,127)	(1,961,127)
Balance at June 30, 2007	2,281,700	$ 22,817	$ 25,373,112	$(10,752,715)	$ 14,643,214

See accompanying condensed notes to unaudited consolidated financial statements

NEXT PAGE

PACIFIC COAST NATIONAL BANCORP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated financial statements include the Company and its wholly-owned subsidiary, the Bank. All significant inter-company accounts have been eliminated on consolidation.

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

The consolidated interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results of a full year's operations. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

Note 2 - Loss Per Share

Loss per common share is based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period would be included in diluted loss per share; however, the effect of potential shares would be antidilutive during all periods presented. For the three and six months ended June 30, 2007, the conversion of approximately 543,000 and 581,000, respectively, common shares issuable upon exercise of the employee stock options and common stock warrants have not been included in the 2007 loss per share computation because their inclusion would have been antidilutive on loss per share.

Note 3 - Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R), "Share-Based Payment" utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and, accordingly, recognized no compensation expense for stock option grants.

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

As of June 30, 2007, there was approximately $391 thousand of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 1 year.

Under SFAS 123(R), the fair value at the grant date of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable fully transferable options with vesting restrictions which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value. The Company's actual fair value calculations for the options granted during the six months ended June 30, 2007 were made using the Black-Scholes option-pricing model, based on the following assumptions: expected volatility: 19.7%; risk-free interest rate: 4.6%; and expected life: 6 years.

NEXT PAGE

Outstanding unvested stock options generally vest ratably over three years based upon continuous service. The Company accounts for these grants as separate grants and recognizes share-based compensation cost using the straight-line method for each separate vesting portion. In addition, an average forfeiture rate of 3% was used on options granted in 2007.

A summary of the status of the Bank's stock option plan as of June 20, 2007 and the changes since December 31, 2006, is presented below:

	2007
	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2006	384,965	$ 10.34
Granted	41,848	10.52
Exercised	-	-
Forfeited	(37,200)	10.11
Outstanding as of June 30, 2007	389,613	$ 10.35

Options exercisable at June 30, 2007	239,241	$ 10.17

Weighted-average fair value of options granted during the six months ended June 30, 2007	$ 3.75

Note 4 - Securities Available for Sale

We owned no securities as of June 30, 2007. For the six months ended June 30, 2007, we sold $7.9 million in securities held as available for sale, at a gross gain of $13 thousand and a gross loss of $25 thousand.

Note 5 - Loans

The composition of the loan portfolio at June 30, 2007 and December 31, 2006, was as follows:

	June 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
Real estate
Multi-Family & Commercial	$ 22,595,626	37.4%	$ 18,544,368	53.1%
1-4 residential	2,055,932	3.4%	2,395,422	6.9%
Construction	19,707,902	32.6%	3,881,815	11.1%
Commercial	15,960,681	26.4%	9,844,022	28.2%
Consumer	106,296	0.2%	238,064	0.7%
Gross Loans	60,426,438	100%	34,903,691	100%
Net deferred loan costs,
premiums and discounts	(42,702)		(108,286)
Allowance for loan losses	(750,000)		(431,640)
Net Loans	$ 59,633,736		$ 34,363,765

NEXT PAGE

At June 30, 2007, and December 31, 2006, the Bank had total commitments to lend outstanding of $22.2 million and $8.6 million respectively.

The Bank did not have any loans that were delinquent more than 90 days at June 30, 2007 or at December 31, 2006. The Bank did not have any loans which were not accruing interest at June 30, 2007 or December 31, 2006.

During the second quarter of 2007 the Bank properly implemented the accounting for loan fees and costs as required under SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.  Prior to this, loan fees had been deferred as required under SFAS No. 91 but the associated loan costs had not been deferred.  In order to properly record the deferred loan costs as of June 30, 2007, $208 thousand in costs primarily related to salaries and benefits, net of $74 thousand in amortization, were deferred, bringing deferred loan fees and costs to a net cost position.  Of the $208 thousand of net deferred costs recorded during the quarter ended June 30, 2007, approximately $156 thousand ($0.06 per share at December 31, 2006) related to the year ended December 31, 2006 and $36 thousand ($0.02 per share at March 31, 2007) related to the quarter ended March 31, 2007.  As the effect of the initial recording of deferred costs was not material to the overall financial statements, we did not restate earnings for the year ended December 31, 2006 or the quarter ended March 31, 2007.

Note 6 - Other Expenses

A summary of other expenses for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Regulatory Assessments	$ 17,598	$ 6,097	$ 25,222	$ 12,265
Director Training	900	8,342	11,537	9,660
Compensation Expense related to director stock options	47,829	5,711	56,396	5,711
Loan-related costs	8,444	4,553	14,569	14,423
Recruiting Costs	808	7,255	33,497	7,810
Costs associated with Annual Meeting	5,796	26,902	5,773	26,902
	$ 81,375	$ 58,860	$ 146,994	$ 76,771

Note 7 - Income Taxes

We adopted the provisions of Financials Accountings Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB State No. 109, or FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that there are no significant uncertain tax positions requiring recognition in our financial statements.

The Company has two tax jurisdictions: The U.S. Government and the State of California. As of January 1, 2007, and June 30, 2007, the Bank had no unrecognized tax benefits. The Bank still has the tax years of 2003, 2004, 2005, and 2006 subject to examination by either the Internal Revenue Service or the Franchise Tax Board of the State of California.

The Company will classify any interest required to be paid on an underpayment of income taxes as interest expense. Any penalties assess by a taxing authority will be classified as other expense.

Note 8 - Current Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement No. 157, "Fair Value Measurements" (SFAS 157). SFAS No. 157 defines the fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

NEXT PAGE

SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect of adoption of SFAS No. 157, but does not expect the adoption to have a material effect on the Company's consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Management is currently evaluating the effect of adoption of SFAS No. 159, but does not expect the adoption to have a material effect on the Company's consolidated financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Plan of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the Company's consolidated financial condition as of Jun e 30, 2007 and results of operations for the three and six months ended June 30, 2007 and 2006. The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-QSB.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. In preparing our consolidated financial statements, the Company is required to make judgments and estimates that may have a significant impact upon our financial results. Certain accounting policies require the Company to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and are considered critical accounting policies. The estimates and assumptions used are based on historical experiences and other factors, which are believed to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods. For example, the Company's determination of the adequacy of its allowance for loan losses is particularly susceptible to management's judgment and estimates. The following is a brief description of the Company's current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses

The allowance for loan losses represents management's best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses is determined based on management's assessment of several factors including, among others, the following: reviews and evaluation of individual loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences and the levels of classified and nonperforming loans. In addition, because the Bank has no loss history on which to build assumptions for future loan losses, a national bank peer group average is used to estimate adequate levels of loan loss reserves.

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

NEXT PAGE

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

The estimates that are a part of the calculation for the compensation costs include the average life of the stock options, the future price of the Company's stock when the options are exercised, and the average forfeiture of pre-vested options. These estimates have significant influence over the final expense and the Company does not have a history on which to base these assumptions. Please refer to Note H - Stock Options of the Notes to Consolidated Financial Statements of the December 31, 2006 10-KSB.

Deferred Tax Assets

Management estimates the need for a valuation allowance on deferred tax assets by comparing the total recorded to the amount available for carry back and the amount that will be utilized by estimated future earnings.

Executive Overview

Introduction

Pacific Coast National Bancorp is a bank holding company headquartered in San Clemente, California, offering a broad array of banking services through its wholly owned banking subsidiary, Pacific Coast National Bank. The Bank's principal markets include the coastal regions of Southern Orange County and Northern San Diego County. As of June 30, 2007, the Company had, on a consolidated basis, total assets of $72.3 million, net loans of $59.6 million, total deposits of $57.2 million, and shareholders' equity of $14.6 million. The Bank currently operates through a main office located at 905 Calle Amanecer in San Clemente, California and a branch office at 499 North El Camino Real in Encinitas, California.

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

The following discussion focuses on the Company's financial condition as of June 30, 2007 and results of operations for the three and six months ended June 30, 2007 and 2006.

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits. Net interest income is the Bank's principal source of earnings. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During the time period between January 1, 2006 and June 30, 2007, the Board of Governors of the Federal Reserve Bank raised the Federal Funds rate by 125 basis points, or 1.25%. This had an impact on yields of earning assets as well as the cost of interest-bearing liabilities.

Net interest income for the three and six months ended June 30, 2007 before the provision for loan losses was $743 thousand and $1.5 million compared to $433 thousand and $808 thousand for the same time periods in 2006. This growth is attributable to the increase in the volume of earning assets and the greater percentage of loans as a part of earning assets in 2007.

NEXT PAGE

During the second quarter of 2007 we implemented the accounting for loan fees and costs as required under SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Prior to this, loan fees had been deferred as required under FAS No. 91 but the associated loan costs had not been recognized.  In order to bring the deferred loan costs current to June 30, 2007, $74 thousand in costs was recognized, bringing net loan fees and costs to a negative, or loss, position. The charging or waiving of loan fees is often negotiated during initial discussions with the borrower. It is not unusual for a new bank to have more costs than fees in the first few years of operations.

In order to properly record the deferred loan costs as of June 30, 2007, $208 thousand in costs primarily related to salaries and benefits, net of $74 thousand in amortization, were deferred, bringing deferred loan fees and costs to a net cost position.  Of the $208 thousand of net deferred costs recorded during the quarter ended June 30, 2007, approximately $156 thousand ($0.06 per share at December 31, 2006) related to the year ended December 31, 2006 and $36 thousand ($0.02 per share at March 31, 2007) related to the quarter ended March 31, 2007.  As the effect of the initial recording of deferred costs was not material to the overall financial statements, we did not restate earnings for the year ended December 31, 2006 or the quarter ended March 31, 2007.

During the second quarter of 2007, loans accounted for 71% of average earning assets, with an average yield of 7.88%, compared to the second quarter of 2006 when 48% of the average earning assets were loans, with a yield of 8.09%. The increase in loans as a percentage of average earning assets occurred as a result of significantly increased loan originations in the 2007 second quarter and a reduction in investment securities in the 2007 second quarter, all of which were sold during that quarter. The decrease in the average yield resulted from the competitive pricing environment. Total loan income was $852 thousand, including net loan costs of $27 thousand, for the second quarter of 2007 compared to $343 thousand in total loan interest income, including $12 thousand in loan fees, in the second quarter of 2006.

For the first six months of 2007, loans accounted for 67% of average earning assets, with an average yield of 8.13%, compared to the first six months of 2006 when 47% of the average earning assets were loans, with a yield of 8.03%. For the same time periods, total loan income was $1.6 million, including net loan costs of $4 thousand for 2007 compared to $621 thousand in total loan income, including $18 thousand in loan fees in 2006.

Other earning assets consist of investments, capital stock of the Federal Reserve Bank, time deposits with other financial institutions and overnight fed funds. These other earning assets averaged $18.1 million with a yield of 5.60% for the second quarter of 2007 compared to the second quarter of 2006 with average other earning assets of $18.4 million with a yield of 4.49%. For the first six months of 2007, average other earning assets were $19.1 million with an average yield of 5.34% compared to $17.5 million with an average yield of 4.41% for the six months of 2006. The increase in the average yield occurred as result of the increase in outstanding loans.

Interest-bearing liabilities, consisting entirely of deposits, averaged $35.4 million with an average rate of 4.10% during the second quarter of 2007, compared with $14.3 million in interest-bearing deposits at a rate of 3.28% for the same period in 2006. For the first six months of 2007 and 2006, interest-bearing deposits averaged $32.7 million and $12.3 million with an average cost of 4.12% and 3.22% respectively. The increase in the average rate on deposit products was the result of an increase in market rates, competitive pressures within our market areas, and a marketing campaign designed to increase money market accounts at the Bank. The increase in deposits in the 2007 periods occurred as a result of our marketing campaign and direct sales calls.

At the end of the second quarter, due to increased loan demand, we began utilizing brokered deposits. We anticipate that brokered deposits will be an occasional source of funds as their utilization increases slightly our overall cost of funds. As of June 30, 2007, $5.9 million in brokered funds were on deposit with an average rate of 5.4%.

The net interest margin was 4.85% for the second quarter of 2007 compared to 4.90% for the second quarter of 2006, and 4.95% and 4.92% for the six months ended June 30, 2007 and 2006 respectively. Non-interest bearing demand account balances averaged $16.3 million and $15.6 million for the three and six months ended June 30, 2007, representing 32% of total deposits for both time periods. For the same time periods in 2006, non-interest bearing demand accounts averaged $6.8 million and $6.0 million, representing 33% and 32% of total deposits.

NEXT PAGE

We earned 7.21% on its average interest-earning assets of $61.5 million for the second quarter of 2007 compared to 6.22% on $35.4 million in average earning assets for the second quarter of 2006. For the six months ended June 30, 2007 and 2006, average earning assets were $59.2 million with a yield of 7.23% and $33.1 million with a yield of 6.12% respectively. The significant growth in the loan portfolio and overnight fed funds investment accounted primarily for the increase in interest income in 2007 compared to 2006.

The following table sets forth our average balances of assets, liabilities and shareholders' equity, in addition to the major components of net interest income and the net interest margin for the three month periods indicated.

NEXT PAGE

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Average Balance	Interest	Average Yield/ Cost(4)	Average Balance	Interest	Average Yield/ Cost(4)
Assets:
Interest-earning Assets:
Net Loans Receivable(1)	$ 43,329,265	$ 851,585	7.88%	$ 17,020,810	$ 343,487	8.09%
Investment Securities	3,457,938	41,046	4.76%	7,997,806	86,930	4.36%
Investment in capital stock of Federal Reserve Bank and Other Investments	454,000	9,165	8.10%	1,695,621	9,984	2.36%
Fed funds	14,210,408	203,008	5.73%	8,725,110	109,336	5.03%
Total interest-earning assets	61,451,611	1,104,804	7.21%	35,439,347	549,737	6.22%
Noninterest-earning assets	4,740,274			2,677,654
Total Assets	$ 66,191,885			$ 38,117,001

Liabilities and Shareholders' Equity
Money Market and Savings Deposits	$ 25,458,117	$ 275,765	4.34%	$ 5,989,203	41,228	2.76%
Interest-bearing Checking	3,411,138	11,421	1.34%	1,485,152	4,759	1.29%
Time Deposits of $100,000 or more	3,937,520	47,400	4.83%	4,383,251	47,572	4.35%
Other Deposits	2,618,717	27,516	4.21%	2,454,425	23,305	3.81%
Total Interest-bearing liabilities	35,425,493	362,102	4.10%	14,312,032	116,864	3.28%
Non-interest bearing checking accounts	16,326,555			6,784,450
Non-interest bearing liabilities	350,965			225,470
Shareholders' Equity	14,088,872			16,795,049
Total Liabilities and Shareholders' Equity	$ 66,191,885			$ 38,117,001

Net Interest Income		$ 742,702			$ 432,873

Net Interest Spread(2)			3.11%			2.95%

Net Interest Margin(3)			4.85%			4.90%

(1)	Loan fees (costs) are included in total interest income as follows: 2007 ($44) thousand; 2006 $12 thousand.
(2)	Net interest spread represents the yield earned on average total interest-earning assets less the rate paid on average interest-bearing liabilities
(3)	Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(4)	Annualized

The following table sets forth our average balances of assets, liabilities and shareholders' equity, in addition to the major components of net interest income and the net interest margin for the six month periods indicated.

NEXT PAGE

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Average Balance	Interest	Average Yield/ Cost(4)	Average Balance	Interest	Average Yield/ Cost(4)
Assets:
Interest-earning Assets:
Net Loans Receivable(1)	$ 40,104,393	$ 1,615,919	8.13%	$ 15,589,684	$ 620,952	8.03%
Investment Securities	5,338,888	128,488	4.85%	7,997,899	171,916	4.33%
Investment in capital stock of Federal Reserve Bank and Other Investments	873,905	25,165	5.81%	2,310,290	39,992	3.49%
Fed funds	12,848,852	350,998	5.51%	7,221,768	171,620	4.79%
Total interest-earning assets	59,166,038	2,120,570	7.23%	33,119,641	1,004,480	6.12%
Noninterest-earning assets	3,948,983			2,477,525
Total Assets	$ 63,115,020			$ 35,597,166

Liabilities and Shareholders' Equity
Money Market and Savings Deposits	$ 23,409,664	$ 507,854	4.37%	$ 5,223,524	71,150	2.75%
Interest-bearing Checking	3,196,761	21,314	1.34%	1,267,457	8,139	1.29%
Time Deposits of $100,000 or more	3,735,123	90,330	4.88%	3,782,250	77,854	4.15%
Other Deposits	2,405,931	49,682	4.16%	2,047,934	39,769	3.92%
Total Interest-bearing liabilities	32,747,479	669,180	4.12%	12,321,166	196,912	3.22%
Non-interest bearing checking accounts	15,600,235			5,984,848
Non-interest bearing liabilities	353,442			199,873
Shareholders' Equity	14,413,864			17,091,279
Total Liabilities and Shareholders' Equity	$ 63,115,020			$ 35,597,166

Net Interest Income		$ 1,451,390			$ 807,568

Net Interest Spread(2)			3.11%			2.89%

Net Interest Margin(3)			4.95%			4.92%

(1)	Loan fees (costs) are included in total interest income as follows: 2007 ($21) thousand; 2006 $18 thousand.
(2)	Net interest spread represents the yield earned on average total interest-earning assets less the rate paid on average interest-bearing liabilities
(3)	Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(4)	Annualized

The following tables present the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected interest income and interest expense in the three and six months ended June 30, 2007 compared to the same periods in 2006. Because the Bank is still expanding in its market areas, changes due to volume in 2007 account for a significant portion of the overall change. Information is provided in each category with respect to (i) changes attributable to changes volume (changes in volume multiplied by prior rate) and (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume),

NEXT PAGE

and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006 Increase/(Decrease) in Net Interest Income

	Due To
	Rate	Volume	Net
Interest-earning Assets:
Net Loans Receivable	$ (8,963)	$ 517,061	$ 508,098
Investment Securities	8,005	(53,889)	(45,884)
Investment in capital stock of Federal Reserve Bank and Other Investments	24,246	(25,065)	(819)
Fed Funds	15,310	78,362	93,672
Total	38,597	516,470	555,067

Interest-bearing Liabilities:
Money Market and Savings Deposits	23,648	210,889	234,537
Interest-bearing Checking	214	6,448	6,662
Time Deposits of $100,000 or more	5,194	(5,366)	(172)
Other Deposits	2,485	1,726	4,211
Total	31,540	213,698	245,238

Net Change in Net Interest Income	$ 7,057	$ 302,772	$ 309,829

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006 Increase/(Decrease) in Net Interest Income

	Due To
	Rate	Volume	Net
Interest-earning Assets:
Net Loans Receivable	$ 7,200	$ 987,767	$ 994,967
Investment Securities	20,565	(63,993)	(43,428)
Investment in capital stock of Federal Reserve Bank and Other Investments	26,535	(41,362)	(14,827)
Fed Funds	25,660	153,718	179,378
Total	79,961	1,036,129	1,116,090

Interest-bearing Liabilities:
Money Market and Savings Deposits	42,170	394,534	436,704
Interest-bearing Checking	312	12,863	13,175
Time Deposits of $100,000 or more	13,616	(1,140)	12,476
Other Deposits	2,520	7,393	9,913
Total	58,618	413,650	472,268

Net Change in Net Interest Income	$ 21,343	$ 622,479	$ 643,822

NEXT PAGE

Provision for Loan Losses

A provision for loan losses is determined that is considered sufficient to maintain an allowance to absorb probable losses inherent in the loan portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned "Allowance for Loan Losses."

In the three and six months ended June 30, 2007, the provision for loan losses was $233 thousand and $318 thousand, respectively. For the same time periods ending June 30, 2006, the provision was $104 thousand and $154 thousand. The provision increased in the 2007 periods due to the significant growth in the loan portfolio. The allowance for loan losses is determined based on management's assessment of several factors including, among others, the following: reviews and evaluation of individual loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences and the levels of classified and nonperforming loans. Because the Bank has no loss history on which to build assumptions for future loan losses, a national bank peer group average is used to estimate adequate levels of loan loss reserves. There were no charge-offs or non-performing loans during the first half of 2007 or 2006.

Noninterest Income

The non-interest income for the quarter ended June 30, 2007 was $131 thousand including $134 thousand from gain on sale of the guaranteed portion of SBA loans compared to non-interest income of $21 thousand for the quarter ended June 30, 2006, including $5 thousand from gain on sale of the guaranteed portion of SBA loans. For the six months ended June 30, 2007, non-interest income was $148 thousand which included in addition to the gain on sale of SBA loans a net loss on the sale of investments of $12 thousand. For the six months ended June 30, 2006, non-interest income was $110 thousand including $87 thousand from gain on sale of SBA loans. Fees on deposit accounts and merchant discount income make up the remainder of the noninterest income for all periods.

Noninterest Expense

Total noninterest expense was $1.6 million in the second quarter of 2007, and $3.2 million for the first half of 2007. For the same periods in 2006, noninterest expense was $2.0 million and $3.0 million respectively. The major components of the 2007 expense are discussed below. As the Bank grows, management is committed to controlling costs and expects to moderate noninterest expenses relative to revenue growth.

Salaries and employee benefits totaled $803 thousand for the second quarter, and $1.8 million for the first half of 2007 compared to $1.4 million and $2.0 million for the second quarter and first six months of 2006. Included in this category for the three and six months ended June 30, 2007 were $256 thousand and $526 thousand representing a portion of the expense for the employee stock options granted from May 16, 2005, through June 30, 2007. In the three and six months ended June 30, 2006, this expense was $933 thousand. FAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Excluding the expense associated with FAS No. 123 (R), salaries and employee benefits decreased by $17 thousand and increased by $122 thousand, respectively in the three and six month ended June 30, 2007 compared with the same periods in 2006. The decrease is discussed in the following paragraph. The increase occurred due to the hiring of additional personnel to accommodate the growth in the Bank's operations. Employee benefit costs including employer taxes and group insurance which accounted for approximately 22% and 18% of the salary and employee benefits expense in the three and six months ended June 30, 2007, compared to 3% and 10% in the same periods in 2006. The increase in the ratio in 2007 is due to the lower amortization costs for the fair value of the stock options. As total compensation expense decreases, benefit costs as a percentage of compensation expense will increase. The Bank employed 38 full-time equivalent (FTE) employees as of June 30, 2007 compared to 29 FTE as of June 30, 2006. The volume of assets per employee as of the end of the second quarter of 2007 was $1,901,600 compared to $1,476,000 at the end of June 2006.

In the second quarter of 2007, FAS No. 91 was implemented resulting in recovered costs associated with loan generation of $281 thousand. This expense represents the costs for loans currently outstanding and is expected to be less on a quarterly basis going forward.

Occupancy and equipment expenses totaled $294 thousand and $512 thousand for the three and six months ended June 30, 2007, compared to $193 thousand and $373 thousand for the three and six month periods ended June 30, 2006. The increase is primarily attributable to the addition of more space in the San Clemente location. Depreciation expense of fixed asset and tenant improvements for the three and six months ended June 30, 2007, were $88 thousand and $176 thousand compared to the same periods in 2006 of $78 thousand and $154 thousand.

Professional fees for the three and six months ended June 30, 2007 and 2006 were $155 thousand and $255 thousand compared to $47 thousand and $104 thousand for the same time periods in 2006. Legal fees represented

NEXT PAGE

$31 thousand, $49 thousand, $25 thousand and $40 thousand, respectively. Internal and external audit and consulting fees were $98 thousand, $173 thousand, $0, and $30 thousand respectively. The increase in these costs in 2007 is attributable to more frequent and in-depth internal audits of the credit and operational areas of the Bank, costs incurred with the change of accounting firms, and preparation for compliance with Sarbanes-Oxley. Compliance-related fees were $7 thousand, $14 thousand, $0, and $12 thousand respectively. Costs associated with the annual meeting were incurred in the second quarter of 2007 and 2006, for $19 thousand and $14 thousand, respectively.

Data processing expense was $95 thousand and $196 thousand for the three and six months ended June 30, 2007 compared to $113 thousand and $212 thousand for the same time periods in 2006. Software license fees and amortization expense were $25 thousand and $50 thousand for the three and six months ended June 30, 2007 compared to $27 thousand and $46 thousand for the same time periods in 2006. The costs associated with the core processing system were $30 thousand and $65 thousand in 2007 compared to $35 thousand and $77 thousand in 2006. Network maintenance and security accounted for $23 thousand and $42 thousand in 2007 compared to $28 thousand and $48 thousand in 2006. Website maintenance costs were $12 thousand and $28 thousand for 2007 compared to $15 thousand and $26 thousand in 2006. Most of these expenses are routine in nature and are expected to be fairly consistent however network administration and security expense can fluctuate as new employees and new products are added.

Office expenses of $96 thousand for the second quarter of 2007 included auto and mileage expense of $18 thousand; office supplies of $15 thousand; fidelity bond and other insurance premiums including workers compensation premiums of $25 thousand; armored car and courier expense of $16 thousand; waived check printing charges of $8; convention and travel expenses of $6 thousand; and postage expense of $5 thousand. Office expenses of $79 thousand for the second quarter of 2006 included auto and mileage expense of $17 thousand; office supplies of $16 thousand; fidelity bond and other insurance premiums including workers compensation premiums of $21 thousand; armored car and courier expense of $9 thousand; waived check printing charges of $8; and convention and travel expenses of $4 thousand. For the six months ended June 30, 2007, these same expenses were $205 thousand consisting of auto and mileage expense of $45 thousand; office supplies of $32 thousand; fidelity bond and other insurance premiums including workers compensation premiums of $55 thousand; armored car and courier expense of $29 thousand; waived check printing charges of $17 thousand; postage expense of $11 thousand; and convention and travel expense of $10 thousand. For the six months ended June 30, 2006, these same expenses were $165 thousand consisting of auto and mileage expense of $39 thousand; office supplies of $30 thousand; fidelity bond and other insurance premiums including workers compensation premiums of $52 thousand; armored car and courier expense of $18 thousand; waived check printing charges of $12 thousand; and convention and travel expense of $10 thousand. Office expenses overall increased in the 2007 periods compared to the 2006 periods due to the Bank's growth.

Promotional expenses were $59 thousand for the second quarter of 2007, and $120 thousand for the first six months of 2007. This compared to $68 thousand for the second quarter of 2006 and $105 thousand for the first six months of 2006. This included expenses related to publication of a quarterly newsletter, periodic shareholder mailings, direct mail campaigns to local businesses, and sponsorship of key community events.

Other expenses for the second quarter of 2007 of $81 thousand included regulatory assessments of $18 thousand, $48 thousand related to compensation expense for the outstanding directors' stock options, $6 thousand in costs related to the annual meeting and $8 thousand for loan-related costs including appraisal fees, environmental reports and provision for unfunded loan commitments. For the same three months ended June 30, 2006, other expenses of $59 thousand consisted of regulatory assessments of $6 thousand, $8 thousand related to director training, $7 thousand in recruiting costs, $6 thousand related to compensation expense for the outstanding directors' stock options, $27 thousand in costs related to the annual meeting and $4 thousand for loan-related costs including appraisal fees, environmental reports and provision for unfunded loan commitments.

Other expenses for the first six months of 2007 of $147 thousand included $33 thousand in recruiting costs, $11 thousand related to director training, regulatory assessments of $25 thousand, $56 thousand related to compensation expense for the outstanding directors' stock options, and $15 thousand for loan-related costs including appraisal fees, environmental reports and provision for unfunded loan commitments. For the same six months ended June 30, 2006, other expenses of $77 thousand included $8 thousand in recruiting costs, $10 thousand related to director training, $6 thousand related to compensation expense for the outstanding directors' stock options, $14 thousand for loan-related costs including appraisal fees, environmental reports and provision for unfunded loan commitments, and $27 thousand related to the annual meeting.

NEXT PAGE

Income Taxes

Two thousand in state taxes were paid during the second quarter of 2007 and 2006. No federal tax expense or federal or state tax benefit has been recorded for the quarters ended June 30, 2007 and 2006 based upon net operating losses. The Company will begin to recognize income tax benefit at the time it becomes profitable.

Financial Condition as of June 30, 2007

Total assets as of June 30, 2007, were $72.3 million, consisting primarily of cash and investments of $10.9 million and net loans of $59.6 million compared with total assets as of December 31, 2006 of $56.2 million, consisting primarily of cash and cash equivalents of $10.9 million, securities held to maturity of $7.9 million and net loans of $34.4 million Total deposits as of June 30, 2007 were $57.2 million compared with $39.9 million as of December 31, 2006, and shareholder's equity as of June 30, 2007 was $14.6 million compared with $16.0 million as of June 30, 2006.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At June 30, 2007, the Bank had $9.0 million in federal funds ("fed funds") sold and no interest-bearing deposits at other financial institutions. Federal funds sold allow the Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. At December 31, 2006, the Bank had $9.4 million in fed funds and $1.0 million in interest-bearing deposits in other institutions. The decrease in fed funds and interest-bearing deposits in other financial institutions was due to the increase in outstanding loans.

Investment Securities

The investment portfolio serves primarily as a source of interest income and, secondarily, as a source of liquidity and a management tool for the Bank's interest rate sensitivity. The investment portfolio is managed according to a written investment policy established by the Bank's Board of Directors and implemented by the Investment/Asset-Liability Committee.

During the first quarter of 2007, we made the decision to sell specific investments issued by the Federal National Mortgage Association, or FNMA or Fannie Mae, based on concerns that the underlying mortgages could be impacted by the events in the sub-prime lending arena. These securities had been designated as "held to maturity". Because the securities were sold prior to maturity, we are required to designate the entire investment portfolio as "available for sale" for 24 months following the sale. This designation requires that the securities be held at market value rather than book value. The offsetting entry each quarter is made to additional paid-in capital and is not reflected in operating earnings or losses.

We owned no securities as of June 30, 2007. During the three months ended June 30, 2007, we sold $4.0 million in securities held as available for sale, at a loss of $16 thousand. For the six months ended June 30, 2007, we sold $7.9 million in securities held as available for sale, at a net loss of $12 thousand.

At June 30, 2007 our investment securities consisted solely of $454 thousand in Federal Reserve Bank Stock, having a book and estimated fair value of $454 thousand and a weighted average yield of 6.0%. At June 30, 2007, this stock was not pledged as collateral for any purpose.

Loan Portfolio

The Bank's primary source of income is interest on loans. The following table presents the composition of the loan portfolio by category as of the dates indicated:

NEXT PAGE

	June 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
Real estate
Multi-Family & Commercial	$ 22,595,626	37.4%	$ 18,544,368	53.1%
1-4 residential	2,055,932	3.4%	2,395,422	6.9%
Construction	19,707,902	32.6%	3,881,815	11.1%
Commercial	15,960,681	26.4%	9,844,022	28.2%
Consumer	106,296	0.2%	238,064	0.7%
Gross Loans	60,426,438	100%	34,903,691	100%
Net deferred loan costs,
premiums and discounts	(42,702)		(108,286)
Allowance for loan losses	(750,000)		(431,640)
Net Loans	$ 59,633,736		$ 34,363,765

Net loans as a percentage of total assets were 82.5% as of June 30, 2007, and 61.2% as of December 31, 2006.

The real estate portion of the loan portfolio is comprised of the following: mortgage loans secured typically by commercial and multi-family residential properties, occupied by the borrower, having terms of three to seven years with both fixed and floating rates; revolving lines of credit granted to consumers, secured by equity in residential properties; and construction loans. Construction loans consist primarily of single-family residential properties, have a term of less than one year and have floating rates and commitment fees. Construction loans are typically made to builders that have an established record of successful project completion and loan repayment. At June 30, 2007, we held $22.6 million in commercial and multi-family real estate loans outstanding, representing 37.4% of gross loans receivable, and undisbursed commitments of $738 thousand. Of this total, $1.8 million were SBA loans with no undisbursed commitments. The remaining real estate portfolio was comprised of $19.7 million in construction loans representing 32.6% of gross loans receivable with undisbursed commitments of $6.6 million, and $2.1 million in revolving lines secured by 1-4 family residences, representing 3.4% of gross loans receivable with undisbursed commitments of $3.5 million.

The commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. The lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and can be supported by accounts receivable, inventory, equipment and other assets of the client's businesses. At June 30, 2007, we held $16.0 million in commercial loans outstanding, representing 26.4% of gross loans receivable, and undisbursed commitments of $11.2 million. Of this total, $3.0 million were SBA loans with undisbursed commitments of $647 thousand.

The consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. The lines of credit generally have terms of one year and the term loans generally have terms of three to five years. The lines of credit typically have floating rates. At June 30, 2007, consumer loans totaled $106 thousand, representing 0.2% of gross loans receivable and undisbursed commitments of $77 thousand.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. We have established select concentration percentages within the loan portfolio. It also includes families of credit considered of either higher risk or worthy of further review as part of its concentration reporting. As of June 30, 2007 real estate loans comprise 73.4% of the total loan portfolio, which is in line with the previous periods of March 31, 2007 at 72.6%, December 31, 2006 at 71.1%, September 30, 2006 at 67.5% and June 30, 2006 at 76.3%. Although significant, a high percentage of these loans are for commercial purposes with real estate taken as collateral and owner occupied. In addition, all the SBA loans, which are secured by real estate, are to owner-users. Although classified as commercial real estate for reporting purposes, the source of the cash flow to repay the obligations is from the commercial enterprise of the borrower and not directly from the sale or lease of the property.

NEXT PAGE

Repayment source is therefore predicated on the financial strength of the business and not the real estate held as collateral.

There are no concentrations in our portfolio which are advanced to major companies within an industry, credits which are advanced to borrowers who handle the same manufacturer's product, credits to different individuals where the repayment source is from the same employer, credits secured by real estate within the confines of a small geographic area, i.e. four block area, etc., or credits which are advanced to the farming, dairy, or livestock industries.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal. Loan terms vary according to loan type. The following table shows the maturity distribution of loans as of June 30, 2007:

As of June 30, 2007
(Dollars in thousands)

	One Year or Less	Over 1 Year through 5 Years		Over 5 Years		Total
		Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Real estate --- construction	$ 15,428	$ 4,280	$ -	$ -	$ -	$ 19,708
Real estate --- secured	5,919	18	15,422	1,928	1,364	24,651
Commercial and industrial	9,449	4,630	282	1,600	-	15,961
Consumer	69	37	-	-	-	106
Total	$ 30,865	$ 8,965	$ 15,704	$ 3,528	$ 1,364	$ 60,426

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of June 30, 2007, there were no nonperforming assets.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. An internally classified loan list is maintained that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "special mention" are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as "substandard" are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged-off. The Bank had no loans classified in these categories at June 30, 2007.

Allowance for Loan Losses

Implicit in the Bank's lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with the loan portfolio, additions are made to the allowance for loan losses in the form of direct charges against income to ensure that the allowance is available to absorb possible loan losses. The factors that influence the amount include, among others, the remaining collateral and/or

NEXT PAGE

financial condition of the borrowers, historical loan loss, changes in the size and composition of the loan portfolio, and general economic conditions. Management believes that our allowance for loan losses as of June 30, 2007 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Beginning with the second quarter of 2006, the adequacy of the Bank's allowance for loan losses has been determined through a comparison to the Bank's peer group as defined by the OCC. The Bank will continue to maintain an equivalent allowance until management has adequate historical data upon which to base a different level. The peer group currently maintains an average allowance for loan losses of approximately 1.25% of the outstanding principal. The Bank's allowance was $750 thousand, or 1.24% of outstanding principal as of June 30, 2007. The Bank has not incurred any loan losses during 2007.

In addition, a separate allowance for credit losses on off-balance sheet credit exposures is maintained for the undisbursed portion of approved loans. Although the loss exposure to the Bank is reduced because the funds have not been released to the borrower, under certain circumstances the Bank may be required to continue to disburse funds on a troubled credit. As of June 30, 2007, this allowance was $51 thousand.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. The Bank's practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners, or other reasons. During the six months ended June 30, 2007, there were no charge-offs.

Nonearning Assets

Premises, leasehold improvements and equipment totaled $962 thousand at June 30, 2007, net of accumulated depreciation of $718 thousand.

Deposits

Deposits are the Bank's primary source of funds. Demand, or non-interest bearing checking, accounts as a percentage of total deposits were 27.8% at June 30, 2007 compared to 30.3% at December 31, 2006.

The following table sets forth the amount and maturities of the time deposits as of June 30, 2007:

NEXT PAGE

	At June 30, 2007
	Time Deposits of $100,000 or more	Other Time Deposits	Total Time Deposits

	(Dollars in thousands)

Three months or less	$ 700	$ 3,407	$ 4,107
Over three months through six months	985	3,644	4,629
Over six months through 12 months	738	635	1,373
Over 12 months	1,115	96	1,211
Total	$ 3,538	$ 7,782	$ 11,320

We had $5.9 million of brokered certificates of deposit with the individual balances of under $100,000 at June 30, 2007. Of this total, $1.4 million consisted of public funds, none of which required collateralization. In the table above the brokered funds are shown as part of Other Time Deposits with maturities of $2,916 in Three months or less and $3,000 in Over three months through six months. At December 31, 2006, we had no brokered deposits. We intend to limit non-local and brokered deposits to 25% or less of total deposits.

Return on Equity and Assets

The following table sets forth certain information regarding the Company's return on equity and assets for the six months ended June 30, 2007:

At June 30, 2007
Return on assets	-5.97%
Return on equity	-28.07%
Dividend payout ratio	0%
Equity to assets ratio	21.3%

Off-Balance Sheet Arrangements and Loan Commitments

In the ordinary course of business, we enter into various off-balance sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. As of June 30, 2007, commitments to extend credit included approximately $384 thousand for letters of credit, $13.1million for revolving lines of credit arrangements including $3.5 million in real-estate secured lines, and $12.2 million in unused commitments for commercial and real estate secured loans. We face the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, we currently expect no significant credit losses from these commitments and arrangements.

Borrowings

The Bank has access to a variety of borrowing sources including $8 million in federal funds lines through two correspondent banks. As of June 30, 2007, there were no borrowings outstanding.

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

NEXT PAGE

As of June 30, 2007, the Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

The following table sets forth the Bank's capital ratios as of the dates specified:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount (Thousands)	Ratio	Amount (Thousands)	Ratio	Amount (Thousands)	Ratio
As of June 30, 2007:
Total Capital (to Risk-Weighted Assets)	$ 14,644	20.7%	$ 3,585	8.0%	$ 4,481	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$ 13,843	19.6%	$ 1,792	4.0%	$ 2,688	6.0%
Tier 1 Capital (to Average Assets)	$ 13,843	20.9%	$ 2,400	4.0%	$ 3,000	5.0%

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$ 15,529	50.2%	$ 2,470	8.0%	$ 3,088	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$ 15,133	49.0%	$ 1,235	4.0%	$ 1,853	6.0%
Tier 1 Capital (to Average Assets)	$ 15,133	27.5%	$ 2,204	4.0%	$ 2,755	5.0%

Liquidity Management

At June 30, 2007, the Company (excluding the Bank) had approximately $816 thousand in cash. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval that will not be granted until the accumulated deficit has been eliminated.

The Bank's liquidity is monitored by its staff, the Investment/Asset-Liability Committee and the Board of Directors, who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

The Bank's primary sources of funds is retail and commercial deposits, loan and securities repayments, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank maintains investments in liquid assets based upon management's assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program.

The Bank also has access to borrowing lines from correspondent banks. These are usually restricted to short time periods (30 days or less). The Bank also has the option of applying for a line of credit with the Federal Home Loan Bank (FHLB).

As loan demand increases, greater pressure is being exerted on the Bank's liquidity. However, it is management's intention to maintain a loan to deposit ratio in the range of 90% - 105%. Given this goal, the Bank will not aggressively pursue lending opportunities if sufficient funding sources (i.e., deposits, Fed Funds, other borrowing lines) are not available. We intend to limit non-local and brokered deposits to 25% or less of total deposits. As of June 30, 2007, the loan to deposit ratio was 104% and brokered deposits represented 10% of total deposits.

The Bank had cash and cash equivalents of $10.9 million, or 15% of total Bank assets, at June 30, 2007. Management feels that the Bank has adequate liquidity and/or funding sources to meet anticipated future funding needs.

NEXT PAGE

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies, which could affect its ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. The minimum ratios required for the Bank to be considered "well capitalized" for regulatory purposes, and therefore eligible to consider the payment of dividends to the Company, will be 10% total capital to risk weighted assets, 6% tier 1 capital to risk weighted assets and 5% tier 1 capital to average assets. At June 30, 2007, the Bank was considered "well capitalized" by regulatory standards.

Quantitative and Qualitative Disclosure About Market Risks

Interest rate risk is the most significant market risk affecting the Bank. Other types of market risk, such as foreign currency risk and commodity price risk, do not arise in the normal course of the Bank's business activities. Interest rate risk can be defined as the exposure to a movement in interest rates that could have an adverse effect on the net interest income or the market value of the Bank's financial instruments. The ongoing monitoring and management of this risk is an important component of the asset and liability management process, which is governed by policies established by the Company's Board of Directors and carried out by the Bank's Investment/Asset-liability Committee. The Investment/Asset-liability Committee's objectives are to manage the exposure to interest rate risk over both the one year planning cycle and the longer term strategic horizon and, at the same time, to provide a stable and steadily increasing flow of net interest income.

The primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank's existing assets and liabilities. Net interest income is computed by the model assuming market rates remaining unchanged and comparing those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At June 30, 2007, an analysis was performed using the Risk Monitor model provided by Fidelity Regulatory Solutions and utilizing the Bank's June 30, 2007, Call Report data. The table below shows the impact of rising and declining interest rate simulations in 100 basis point increments over a 12-month period. Changes in net interest income in the rising and declining rate scenarios are measured against the current net interest income. The changes in equity capital represent the changes in the present value of the balance sheet without regards to business continuity, otherwise known as "liquidation value".

	Interest Rate Shock
Shock	-2%	-1%	Annualized	+1%	+2%
Fed Funds Rate	3.25%	4.25%	5.25%	6.25%	7.25%

Net Interest Income Change	(216)	(160)	-	42	79
% Change	-6.3%	-4.6%	-	1.2%	2.3%
Equity Capital Change %	-1.2%	-0.4%	-	0.0%	-0.2%
Net Interest Margin	4.67%	4.83%	4.98%	5.04%	5.10%

The interest rate risk inherent in a bank's assets and liabilities may also be determined by analyzing the extent to which such assets and liabilities are "interest rate sensitive" and by measuring the bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a defined time period if it matures or reprices within that period. The difference or mismatch between the amount of interest-earning assets maturing or repricing within a defined period and the amount of interest-bearing liabilities maturing or repricing within the same period is defined as the interest rate sensitivity gap. A bank is considered to have a positive gap if the amount of interest-earning assets maturing or repricing within a specified time period exceeds the amount of interest-bearing liabilities maturing or repricing within the same period. If more interest-bearing liabilities than interest-earning assets mature or reprice within a specified period, then the bank is considered to have a negative gap. Accordingly, in a rising interest rate environment, in an institution with a positive gap, the yield on its rate sensitive assets would theoretically rise at a faster pace than the cost of its rate sensitive liabilities, thereby increasing future net interest income. In a falling interest rate environment, a positive gap would indicate that the yield on rate sensitive assets would decline at a faster pace than the cost of rate sensitive liabilities, thereby decreasing net interest income. For a bank with a negative gap, the reverse would be expected.

NEXT PAGE

The following table sets forth, on a stand-alone basis, the Bank's amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2007, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While it is believed that such assumptions are reasonable, there can be no assurance that assumed repricing rates will approximate actual future deposit activity. The table indicates a positive interest rate sensitivity gap for all periods shown except the zero to one day repricing scenario.

	As of June 30, 2007 Volumes Subject to Repricing Within
	0-1 Days	2-90 Days	91-365 Days	1-3 Years	Over 3 Years	Non- Interest Sensitive	Total

	(Dollars in thousands)
Assets:
Cash, fed funds and other	$ 8,990	$ -	$ -	$ -	$ -	$ 1,893	$ 10,883
Investments and FRB Stock	-	-	-	-	454	-	454
Loans (1)	-	20,184	10,681	9,830	19,731	-	60,426
Fixed and other assets	-	-	-	-	-	498	498
Total Assets	$ 8,990	$ 20,184	$ 10,681	$ 9,830	$ 20,185	$ 2,391	$ 72,261

Liabilities and Stockholders' Equity:
Checking, savings and money market accounts	$ 29,965	$ -	$ -	$ -	$ -	$ 15,918	$ 45,883
Certificates of deposit	-	4,107	6,002	1,128	83	-	11,320
Other liabilities	-	-	-	-	-	414	414
Stockholders' equity	-	-	-	-	-	14,643	14,643
Total liabilities and stockholders' equity	$ 29,965	$ 4,107	$ 6,002	$ 1,128	$ 83	$ 30,976	$ 72,261

Interest rate sensitivity gap	$ (20,975)	$ 16,077	$ 4,679	$ 8,702	$ 20,102
Cumulative interest rate sensitivity gap	$ (20,975)	$ (4,898)	$ (219)	$ 8,483	$ 28,585
Cumulative gap to total assets	-29.0%	-6.8%	-0.3%	11.7%	39.6%

Cumulative interest-earning assets to cumulative interest-bearing liabilities	30.0%	85.6%	99.5%	120.6%	169.2%

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

Item 3. Controls and Procedures

As of June 30, 2007, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(r) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of June 30, 2007, the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported with in the time periods specified in the Securities and Exchange Commission's rules and forms.

NEXT PAGE

During the quarter ended June 30, 2007, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 25, 2007, the Company held its annual meeting of stockholders. Set forth below are the results of the election of directors and the ratification of the appointment of McGladrey & Pullen, LLP as the Company's independent accountants for the year ending December 31, 2007.

Election of Directors:

Name	Votes For	Votes Withheld
Thomas J. Applegate	1,546,410	13,400
Michael Cummings	1,544,410	15,400
David E. Davies	1,541,910	17,900
Fred A. deBoom	1,541,910	17,900
Colin Forkner	1,516,460	43,350
Michael Hahn	1,544,410	15,400
David Johnson	1,544,410	15,400
Dennis C. Lindeman	1,541,910	17,900
Denis Hugh Morgan	1,541,410	18,400
James Shute	1,544,410	15,400
John Vuona	1,537,310	22,500

Ratification of Appointment of Auditors

Votes For	Votes Against	Abstentions	Broker Non-Votes
1,538,310	3,200	18,300

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

(b)

NEXT PAGE

Exhibit Number	Description of Exhibit

10.1	Employment Agreement between Pacific Coast National Bancorp, Pacific Coast National Bank and Stanley M. Cruse
10.2	Change in Control Agreement between Pacific Coast National Bank and David L. Adams
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC COAST NATIONAL BANCORP

Date: August 14, 2007	By:	/s/ Colin M. Forkner Colin M. Forkner Chief Executive Officer
Date: August 14, 2007	By:	/s/ Terry Stalk Terry Stalk Chief Financial Officer