Form 10QSB
period 2007-09-30
Pacific Coast National Bancorp
filed 2007-11-14
CIK 1302502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes [  ] No [X]

The number of shares outstanding of the issuer's Common Stock as of November 9, 2007, was 2,281,700 shares.

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

NEXT PAGE

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC COAST NATIONAL BANCORP
CONSOLDIATED BALANCE SHEETS

ASSETS
	September 30, 2007
	(unaudited)	December 31, 2006
Cash and due from banks	$ 2,677,853	$ 1,556,151
Federal funds sold	9,000,000	9,360,000
TOTAL CASH AND CASH EQUIVALENTS	11,677,853	10,916,151
Interest-bearing deposits in other financial institutions	-	1,000,000
Securities held to maturity	-	7,943,375
Loans	77,083,910	34,795,405
Less: Allowance for loan losses	(1,004,050)	(431,640)
Loans, net of allowance for loan losses	76,079,860	34,363,765
Premises and equipment, net	923,462	1,145,105
Federal Reserve Bank stock, at cost	454,000	493,800
Accrued interest receivable and other assets	609,042	332,051
TOTAL ASSETS	$ 89,744,217	$ 56,194,247

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing demand	$ 16,741,187	$ 12,071,916
Interest-bearing demand and NOW accounts	2,557,569	3,061,772
Money market	37,257,412	19,329,525
Savings	225,911	170,765
Time certificates of deposit of $100,000 or more	3,238,584	3,137,238
Other time certificates of deposit	14,935,018	2,078,856
TOTAL DEPOSITS	74,955,681	39,850,072
Accrued interest and other liabilities	629,400	324,592
TOTAL LIABILITIES	75,585,081	40,174,664
Shareholders' equity
Common stock - $0.01 par value; 10,000,000 shares authorized;
issued and outstanding: 2,281,700 shares at September 30,
2007 and 2,281,500 at December 31, 2006	22,817	22,815
Additional paid-in capital	25,469,114	24,788,356
Accumulated deficit	(11,332,795)	(8,791,588)
TOTAL SHAREHOLDERS' EQUITY	14,159,136	16,019,583
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 89,744,217	$ 56,194,247

See accompanying condensed notes to unaudited consolidated financial statements

NEXT PAGE

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Interest income
Interest and fees on loans	$ 1,408,465	$ 469,616	$ 3,024,384	$ 1,090,568
Federal funds sold	114,481	210,010	465,479	381,630
Investment securities, taxable	-	87,967	128,488	259,883
Other	7,068	17,431	32,233	57,423
Total interest income	1,530,014	785,024	3,650,584	1,789,504
Interest expense
Time certificates of deposit
of $100,000 or more	36,094	51,556	126,424	129,410
Other deposits	507,630	150,480	1,086,480	269,538
Total interest expense	543,724	202,036	1,212,904	398,948
Net interest income before provision for loan losses	986,290	582,988	2,437,680	1,390,556
Provision for loan losses	254,049	72,462	572,409	226,264
Net interest income after
provision for loan losses	732,241	510,526	1,865,271	1,164,292
Noninterest income
Service charges and fees	130,826	5,192	156,978	27,431
Gain on Sale of SBA loans	186,756	-	320,467	87,318
Gain (loss) on sale of investment
securities	-	-	(12,047)	-
	317,582	5,192	465,398	114,749
Noninterest expense
Salaries and employee benefits	902,611	936,485	2,707,273	2,941,668
Occupancy	228,653	203,622	740,915	576,300
Professional services	158,538	39,984	393,821	143,804
Data processing	115,468	99,062	311,394	311,369
Office expenses	119,195	83,020	324,551	248,154
Marketing	66,324	55,312	193,131	159,869
Other	39,114	48,920	199,191	125,691
	1,629,903	1,466,405	4,870,276	4,506,855
(Loss) before income taxes	(580,080)	(950,687)	(2,539,607)	(3,227,814)
Provision for income taxes	-	-	1,600	1,600
Net (loss)	$(580,080)	$(950,687)	$(2,541,207)	$(3,229,414)
Comprehensive (loss)	$(580,080)	$(950,687)	$(2,541,207)	$(3,229,414)
Per share data
Weighted-average shares outstanding	2,281,700	2,281,300	2,281,682	2,280,952
Net (loss), basic and diluted	$(0.25)	$(0.42)	$(1.11)	$(1.42)

See accompanying condensed notes to unaudited consolidated financial statements.

NEXT PAGE

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash flows from operating activities:
Net loss	$(2,541,207)	$(3,229,414)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	313,681	281,816
Provision for loan losses	572,409	226,264
Provision for off balance sheet contingencies	38,477	5,205
(Accretion) of investment securities	(6,486)	(1,311)
Loss on sale of available for sale investment securities	12,047	-
Gain on sale of loans	(320,467)	(87,318)
Stock-based compensation	678,260	1,218,182
Other items, net	(10,660)	65,292
Net cash used in operating activities	(1,263,946)	(1,521,284)

Cash flows from investing activities:
Maturity of interest-bearing deposits in other financial institutions	1,000,000	2,750,000
Purchases of investment securities held to maturity	-	(3,938,720)
Maturity of investment securities held to maturity	-	2,000,000
Proceeds from sale of available for sale investment securities	7,937,814	-
Purchase or redemption of Federal Reserve Bank stock	39,800	59,900
Proceeds from sale of loans	5,856,224	1,558,650
Net increase in loans	(47,824,261)	(16,567,012)

Purchases of bank premises and equipment	(92,038)	(348,510)
Net cash used in investing activities	(33,082,461)	(14,485,692)
Cash flows from financing activities:
Net increase in demand deposits and savings accounts	22,148,101	21,330,934

Net increase in time deposits	12,957,508	2,447,922

Proceeds from exercise of warrants	2,500	16,250
Net cash provided by financing activities	35,108,109	23,795,106
Net increase in cash and cash equivalents	761,702	7,788,130

Cash and cash equivalents at beginning of period	10,916,151	8,279,481
Cash and cash equivalents at end of period	$ 11,677,853	$ 16,067,611

Supplemental disclosure of cash flow information:
Interest paid	$ 1,174,930	$ 280,012
Income taxes paid	$ 1,600	$ 1,600
Supplemental schedule of non-cash investing activities
Transfer of held-to-maturity securities to available for sale	$ 7,937,275	$ -

See accompanying condensed notes to unaudited consolidated financial statements

NEXT PAGE

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

			Additional
	Shares	Common	Paid-in	Accumulated
	Outstanding	Stock	Capital	Deficit	Total
Balance at December 31, 2006	2,281,500	$ 22,815	$ 24,788,356	$ (8,791,588)	$ 16,019,583
Warrants/Options Exercised	200	2	2,498	-	2,500
Stock-based Compensation	-	-	678,260	-	678,260
Net (Loss)	-	-	-	(2,541,207)	(2,541,207)
Balance at September 30, 2007	2,281,700	$ 22,817	$ 25,469,114	$(11,332,795)	$ 14,159,136

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

The consolidated interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results of a full year's operations. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

Note 2 - Loss Per Share

Loss per common share is based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period would be included in diluted loss per share; however, the effect of potential shares would be antidilutive during all periods presented. For the three and nine months ended September 30, 2007, the conversion of approximately 12,500 and 552,900, respectively, common shares issuable upon exercise of the employee stock options and common stock warrants have not been included in the 2007 loss per diluted share computation because their inclusion would have been antidilutive on loss per diluted share.

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

As of September 30, 2007, there was approximately $320 thousand of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 14 months.

Under SFAS 123(R), the fair value at the grant date of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable fully transferable options with vesting restrictions which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value. The Company's actual fair value calculations for the options granted during the nine months ended September 30, 2007 were made using the Black-Scholes

NEXT PAGE

option-pricing model, based on the following assumptions: expected volatility: 17.3% - 19.7%; risk-free interest rate: 4.07 - 4.66%; and expected life: 6.5 years.

Outstanding unvested stock options generally vest ratably over three years based upon continuous service. The Company accounts for these grants as separate grants and recognizes share-based compensation cost using the straight-line method for each separate vesting portion. In addition, an average forfeiture rate of 5% was used on options granted in 2007.

A summary of the status of the Bank's stock option plan as of September 30, 2007 and the changes since December 31, 2006, is presented below:

	2007
		Weighted-
		Average
	Shares	Exercise Price

Outstanding at December 31, 2006	384,965	$ 10.34
Granted	55,048	10.11
Exercised	-	-
Forfeited	(39,917)	10.13
Outstanding as of September 30, 2007	400,096	$ 10.30

Options exercisable at September 30, 2007	250,680	$ 10.21

Weighted-average fair value of options granted during the nine months ended September 30, 2007.	$ 3.47

Note 4 - Securities Available for Sale

We owned no investment securities as of September 30, 2007. For the nine months ended September 30, 2007, we sold $7.9 million in securities held as available for sale resulting in a net loss of $12 thousand.

Note 5 - Loans

The composition of the loan portfolio at September 30, 2007 and December 31, 2006, was as follows:

	September 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
Real estate
Multi-Family & Commercial	$ 30,222,145	39.2%	$ 18,544,368	53.1%

1-4 residential Equity loans	3,068,312	4.0%	2,395,422	6.9%
Construction	22,353,187	29.0%	3,881,815	11.1%
Commercial	21,335,138	27.7%	9,844,022	28.2%
Consumer	47,289	0.1%	238,064	0.7%
Gross Loans	77,026,071	100%	34,903,691	100%
Net deferred loan costs,
premiums and discounts	57,839		(108,286)
Allowance for loan losses	(1,004,050)		(431,640)
Net Loans	$ 76,079,860		$ 34,363,765

NEXT PAGE

At September 30, 2007, and December 31, 2006, the Bank had total commitments to lend outstanding of $25.2 million and $8.6 million respectively.

The Bank did not have any loans that were delinquent more than 90 days at September 30, 2007 or at December 31, 2006. The Bank did not have any loans which were not accruing interest at September 30, 2007 or December 31, 2006.

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

Note 6 - Other Expenses

A summary of other expenses for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Regulatory Assessments	$ 2,694	$ 7,417	$ 27,916	$ 19,682
Director Training	2,817	5,382	14,354	15,042
Compensation Expense related to director stock options	4,046	8,567	60,442	14,278
Loan-related costs(1)	6,258	13,117	20,827	27,540
Recruiting Costs	4,506	5,317	38,003	13,127
Costs associated with Annual Meeting	17,775	9,120	36,631	36,022
	$ 38,096	$ 48,920	$ 198,173	$ 125,691

(1) Primarily consists of appraisal fees, environmental reports and provision for unfunded loan commitments

Note 7 - Income Taxes

We adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that there are no significant uncertain tax positions requiring recognition in our financial statements.

The Company has two tax jurisdictions: The U.S. Government and the State of California. As of January 1, 2007, and September 30, 2007, the Bank had no unrecognized tax benefits. The Bank still has the tax years of 2003, 2004, 2005, and 2006 subject to examination by either the Internal Revenue Service or the Franchise Tax Board of the State of California.

The Company will classify any interest required to be paid on an underpayment of income taxes as interest expense. Any penalties assessed by a taxing authority will be classified as other expense.

NEXT PAGE

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

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available for sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Management is currently evaluating the effect of adoption of SFAS No. 159, but does not expect the adoption to have a material effect on the Company's consolidated financial condition or results of operations.

Note 9 - Subsequent Event

On October 21, 2007, wildfires began in several locations throughout Southern California, including Fallbrook and Poway. These areas are home to many of the Company's shareholders and customers. In response to the disaster and in an effort to assist those who had been displaced by the fires, a temporary banking office was opened in Fallbrook on November 5, 2007. This full-service office will offer the full array of the Bank's products, but specialize in construction loans, SBA disaster loans, and insurance disbursement accounts. The Office of the Comptroller of the Currency has given approval for this office to operate for six months. The trailer that houses the office has been leased for a minimum of 60 days and the land has been donated by a local citizen.

Item 2. Management's Discussion and Analysis of Plan of Operation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion and analysis presents the Company's consolidated financial condition as of September 30, 2007 and results of operations for the three and nine months ended September 30, 2007 and 2006. The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-QSB.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. In preparing our consolidated financial statements, the Company is required to make judgments and estimates that may have a significant impact upon our reported financial results. Certain accounting policies require the Company to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and are considered critical accounting policies. The estimates and assumptions used are based on historical experiences and other factors, which are believed to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods. For example, the Company's determination of the adequacy of its allowance for loan losses is particularly susceptible to management's judgment and estimates. The following is a brief description of the Company's current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses

The allowance for loan losses represents management's best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses is determined based on

NEXT PAGE

management's assessment of several factors including, among others, the following: reviews and evaluation of individual loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences and the levels of classified and nonperforming loans. In addition, because the Bank has no loss history on which to build assumptions for future loan losses, a national bank peer group average is also currently used to estimate adequate levels of loan loss reserves.

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

The estimates that are a part of the calculation for the compensation costs include the average life of the stock options, the future price of the Company's stock when the options are exercised, and the average forfeiture rate of pre-vested options. These estimates have significant influence over the final expense and the Company does not have a history on which to base these assumptions. Please refer to Note H - Stock Options of the Notes to Consolidated Financial Statements of the December 31, 2006 10-KSB.

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

The Bank's principal markets include the coastal regions of Southern Orange County and Northern San Diego County. As of September 30, 2007, the Company had, on a consolidated basis, total assets of $89.7 million, net loans of $76.1 million, total deposits of $75.0 million, and shareholders' equity of $14.2 million. The Bank currently operates through a main office located at 905 Calle Amanecer in San Clemente, California and a branch office at 499 North El Camino Real in Encinitas, California.  On October 21, 2007, wildfires began in several locations throughout Southern California, including Fallbrook and Poway. These areas are home to many of the Company's shareholders and customers. In response to the disaster and in an effort to assist those who had been displaced by the fires, a temporary banking office was opened in Fallbrook on November 5, 2007. This full-service office will offer the full array of the Bank's products, but specialize in construction loans, SBA disaster loans, and insurance disbursement accounts. The Office of the Comptroller of the Currency has given approval for this office to operate for six months. The trailer that houses the office has been leased for a minimum of 60 days and the land has been donated by a local citizen.

NEXT PAGE

The Company incurred a net loss for the third quarter of 2007 of $580 thousand or $0.25 per share, as compared to a net loss of $951 thousand, or $0.42 per share, during the same period of 2006. The improvement in loss per share for the quarter was primarily attributable to a 69% increase in net interest income, a significant increase in non-interest income and a reduction in non-cash expense related to the Company adoption of Statement of Financial Accounting Standards No.123(R) ("SFAS 123R") to $96 thousand as compared to $279 thousand for the same period last year.

Net loss for the first nine months of fiscal 2007 was $2.5 million or $1.11 per share loss, as compared to $3.2 million, or $1.42 per share loss during the same period of 2006. The improvement in loss per share was primarily attributable to a 75% increase in net interest income and a 305% increase in non-interest income, partially offset by a 8% increase in non-interest expense income and a reduction in non-cash expense related to the Company adoption of FAS 123R to $678 thousand compared to $1.2 million for the same period last year.

The following discussion focuses on the Company's financial condition as of September 30, 2007 and results of operations for the three and nine months ended September 30, 2007 and 2006.

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

Net interest income for the three and nine months ended September 30, 2007 before the provision for loan losses was $986 thousand and $2.4 million compared to $583 thousand and $1.4 million for the same time periods in 2006. This growth is attributable to the increase in the volume of earning assets and the greater percentage of loans as a part of earning assets in 2007.

During the second quarter of 2007 we implemented the accounting for loan fees and costs as required under SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". Prior to this, loan fees had been deferred as required under FAS No. 91 but the associated loan costs had not been recognized.  In order to bring the deferred loan costs current to June 30, 2007, $74 thousand in costs was recognized, bringing net loan fees and costs to a negative, or cost, position.

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

The charging or waiving of loan fees is often negotiated during initial discussions with the borrower. It is not unusual for a new bank to have more costs than fees in the first few years of operations. The Bank had deferred costs, net of unearned income, of $58 thousand at September 30, 2007.

During the third quarter of 2007, loans accounted for 88% of average earning assets, with an average yield of 8.33%, compared to the third quarter of 2006 when 47% of the average earning assets were loans, with a yield of 8.63%. The increase in loans as a percentage of average earning assets occurred as a result of significantly increased loan originations in 2007 and a reduction in investment securities in 2007 in order to provide funding for the loan growth. The decrease in the average yield resulted from the competitive pricing environment. Total loan income was $1.4 million, including net loan fees of $16 thousand, for the third quarter of 2007 compared to $470 thousand in total loan interest income, including $24 thousand in loan fees, in the third quarter of 2006.

For the first nine months of 2007, loans accounted for 77% of average earning assets, with an average yield of 8.22%, compared to the first nine months of 2006 when 47% of the average earning assets were loans, with a

NEXT PAGE

yield of 8.28%. For the same time periods, total loan interest income was $3.0 million, including net loan costs of $5 thousand for 2007 compared to $1.1 million in total loan interest income, including $42 thousand in loan fees in 2006.

Other earning assets consist of investments, capital stock of the Federal Reserve Bank, time deposits with other financial institutions and overnight fed funds. These other earning assets averaged $9.4 million with a yield of 5.1% for the third quarter of 2007 compared to the third quarter of 2006 with average other earning assets of $16.6 million with a yield of 5.4%. For the first nine months of 2007, average other earning assets were $15.0 million with an average yield of 5.6% compared to $19.8 million with an average yield of 4.7% for the nine months of 2006. The increase in the average yield for the nine months ended September 30 occurred as result of higher yields on the investment securities and on other investments, primarily time deposits with other financial institutions.

Interest-bearing liabilities, consisting entirely of deposits, averaged $48.0 million with an average rate of 4.50% during the third quarter of 2007, compared with $21.6 million in interest-bearing deposits at a rate of 3.70% for the same period in 2006. For the first nine months of 2007 and 2006, interest-bearing deposits averaged $37.9 million and $15.5 million with an average cost of 4.28% and 3.45% respectively. The increase in the average rate on deposit products was the result of competitive pressures within our market areas and a high-yield money market account with the rate tied to the fed funds rate for large-balance customers. The increase in deposits in the 2007 periods occurred as a result of our marketing campaigns, the cross-selling of deposit products to our borrowers, and direct sales calls.

Due to strong loan demand, we began utilizing brokered deposits in the second quarter of 2007. As discussed under "Capital Resources and Capital Adequacy Management", we seek to limit the amount of brokered deposits as their utilization typically would be expected to increase our overall cost of funds. As of September 30, 2007, $11.2 million in brokered funds were on deposit with an average rate of 5.4%. These deposits are included in Other time certificate of deposits.

The net interest margin was 5.11% for the third quarter of 2007 compared to 5.03% for the third quarter of 2006, and 5.07% and 4.96% for the nine months ended September 30, 2007 and 2006 respectively. Non-interest bearing demand account balances averaged $17.8 million and $16.4 million for the three and nine months ended September 30, 2007, representing 27% and 30% of total deposits respectively. For the same time periods in 2006, non-interest bearing demand accounts averaged $10.8 million and $7.6 million, representing 33% of total deposits for both time periods. While the dollar amount of demand deposits has continually increased, the percentage of demand deposits to total deposits has decreased. This is the result of an increase in money market accounts in response to the new high-yield variable-rate account and the increase in time deposits to maintain liquidity as the loan portfolio has grown.

We earned $986 thousand, or 5.11%, in net interest income on average interest-earning assets of $76.5 million for the third quarter of 2007 compared to $583 thousand, or 5.03%, in net interest income on $46.0 million in average earning assets for the third quarter of 2006. Net interest income increased by $470 thousand due to the increase in volume of earning assets, and decreased by $67 thousand due to changes in interest rates.

For the nine months ended September 30, 2007 and 2006, net interest income was $2.4 million and $1.4 million, and average earning assets were $64.2 million with a yield of 5.07% and $37.5 million with a yield of 4.96% respectively. Net interest income increased by $994 thousand due to the increase in volume of earning assets, and increased by $53 thousand due to changes in interest rates.

The following table sets forth our average balances of assets, liabilities and shareholders' equity, in addition to the major components of net interest income and the net interest margin for the three month periods indicated.

NEXT PAGE

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Average Balance	Interest	Average Yield / Cost(4)	Average Balance	Interest	Average Yield / Cost(4)
Assets:
Interest-earning Assets:
Net Loans Receivable (1)	$ 67,091,568	$ 1,408,465	8.33%	$ 21,581,847	$ 469,616	8.63%
Investment Securities	-	258		7,811,473	87,967	4.47%
Investment in capital stock of Federal Reserve Bank and Other Investments	454,000	7,068	6.18%	500,902	17,431	13.81%
Fed funds	8,967,989	114,481	5.06%	16,101,413	210,010	5.17%
Total interest-earning assets	76,513,557	1,530,272	7.93%	45,995,635	785,024	6.77%
Noninterest-earning assets	3,426,197			2,855,344
Total Assets	$ 79,939,754			$ 48,850,979

Liabilities and Shareholders' Equity
Money Market and Savings Deposits	$ 32,364,858	$ 371,925	4.56%	$ 12,336,352	122,574	3.94%
Interest-bearing Checking	3,229,688	10,685	1.31%	2,479,316	8,397	1.34%
Time Deposits of $100,000 or more	2,844,053	36,094	5.04%	4,368,787	51,556	4.68%
Other Deposits	9,546,819	125,020	5.20%	2,466,385	19,509	3.14%
Total Interest-bearing liabilities	47,985,419	543,724	4.50%	21,650,841	202,036	3.70%
Non-interest bearing checking accounts	17,834,934			10,774,730
Non-interest bearing liabilities	414,587			280,512
Shareholders' Equity	13,704,814			16,144,896
Total Liabilities and
Shareholders' Equity	$ 79,939,754			$ 48,850,979
Net Interest Income		$ 986,548			$ 582,988
Net Interest Spread (2)		3.44%			3.07%
Net Interest Margin (3)		5.12%			5.03%

(1) Loan fees (costs) are included in total interest income as follows: 2007 $16 thousand; 2006 $24 thousand.
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

NEXT PAGE

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Average Balance	Interest	Average Yield / Cost(4)	Average Balance	Interest	Average Yield / Cost(4)
Assets:
Interest-earning Assets:
Net Loans Receivable (1)	$ 49,198,972	$ 3,024,384	8.22%	$ 17,609,021	$ 1,090,568	8.28%
Investment Securities	2,751,843	128,488	6.24%	7,934,075	259,883	4.38%
Investment in capital stock of Federal Reserve Bank and Other Investments	732,357	32,233	5.88%	1,699,888	57,423	4.52%
Fed Funds	11,541,015	465,479	5.39%	10,214,176	381,630 ;	5.00%
Total interest-earning assets	64,224,187	3,650,584	7.60%	37,457,160	1,789,504	6.39%
Noninterest-earning assets	4,560,706			2,606,492
Total Assets	$ 68,784,893			$ 40,063,652
Liabilities and Shareholders' Equity
Money Market and Savings Deposits	$ 26,427,531	$ 879,779	4.45%	$ 7,620,521	193,724	3.40%
Interest-bearing Checking	3,207,858	31,999	1.33%	1,675,850	16,536	1.32%
Time Deposits of $100,000 or more	3,434,836	126,424	4.92%	3,979,911	129,410	4.35%
Other Deposits	4,812,384	174,702	4.85%	2,188,951	59,278	3.62%
Total Interest-bearing liabilities	37,882,609	1,212,904	4.28%	15,465,234	398,948	3.45%
Non-interest bearing checking accounts	16,353,319			7,599,021
Non-interest bearing liabilities	374,048			227,046
Shareholders' Equity	14,174,917			16,772,351
Total Liabilities and
Shareholders' Equity	$ 68,784,893			$ 40,063,652
Net Interest Income		$ 2,437,680			$ 1,390,556
Net Interest Spread (2)		3.32%			2.94%
Net Interest Margin (3)		5.07%			4.96%

(1) Loan fees (costs) are included in total interest income as follows: 2007 ($5) thousand; 2006 $42 thousand.
(2) Net interest spread represents the yield earned on average total interest-earning assets less the rate paid on average interest-bearing liabilities
(3) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(4) Annualized

The following tables present the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected interest income and interest expense in the three and nine months ended September 30, 2007 compared to the same periods in 2006. Because of the Bank's significant loan and deposit growth, changes due to volume in 2007 account for most of the overall change. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

NEXT PAGE

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006 Increase/(Decrease) in Net Interest Income
	Due To
	Rate	Volume	Net
Interest-earning Assets:
Net Loans Receivable	$ (16,545)	$ 955,394	$ 938,849
Investment Securities	-	(87,709)	(87,709)
Investment in capital stock of Federal Reserve Bank and Other Investments	(9,633)	(730)	(10,363)
Fed Funds	(4,467)	(91,062)	(95,529)
Total	(30,645)	775,893	745,248

Interest-bearing Liabilities:
Money Market and Savings Deposits	19,191	230,160	249,351
Interest-bearing Checking	(195)	2,483	2,288
Time Deposits of $100,000 or more	3,888	(19,350)	(15,462)
Other Deposits	12,789	92,722	105,511
Total	35,674	306,014	341,688

Net Change in Net Interest Income	$ (66,319)	$ 469,879	$ 403,560

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006 Increase/(Decrease) in Net Interest Income
	Due To
	Rate	Volume	Net
Interest-earning Assets:
Net Loans Receivable	$ (8,097)	$ 1,941,913	$ 1,933,816
Investment Securities	110,572	(241,967)	(131,395)
Investment in capital stock of Federal Reserve Bank and Other Investments	17,394	(42,584)	(25,190)
Fed Funds	30,334	53,515	83,849
Total	150,202	1,710,878	1,861,080

Interest-bearing Liabilities:
Money Market and Savings Deposits	59,965	626,090	686,055
Interest-bearing Checking	181	15,282	15,463
Time Deposits of $100,000 or more	17,076	(20,062)	(2,986)
Other Deposits	20,187	95,237	115,424
Total	97,409	716,547	813,956
Net Change in Net Interest Income	$ 52,793	$ 994,331	$ 1,047,124

Provision for Loan Losses

A provision for loan losses is determined that is considered sufficient to maintain an allowance to absorb probable losses inherent in the loan portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned "Allowance for Loan Losses."

In the three and nine months ended September 30, 2007, the provision for loan losses was $254 thousand and $572 thousand, respectively. For the same time periods ending September 30, 2006, the provision was $72

NEXT PAGE

thousand and $226 thousand. The provision increased in the 2007 periods due to the significant growth in the loan portfolio. The allowance for loan losses is determined based on management's assessment of several factors including, among others, the following: review and evaluation of individual loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences and the levels of classified and nonperforming loans. Because the Bank has no loss history on which to build assumptions for future loan losses, a national bank peer group average is also used to estimate adequate levels of loan loss reserves. There were no charge-offs or non-performing loans during the first nine months of 2007 or 2006.

Noninterest Income

The non-interest income for the quarter ended September 30, 2007 was $317 thousand including $187 thousand from gain on sale of the guaranteed portion of SBA loans and loan referral fees of $114 thousand, compared to non-interest income of $5 thousand for the quarter ended September 30, 2006. To supplement our net interest income and diversify the Bank's income stream, we recently established a Real Estate Industries Group ("REIG") to generate non- interest fee income by brokering commercial real estate loans in excess of our legal lending limit. For the nine months ended September 30, 2007, non-interest income was $464 thousand which included, in addition to the $320 thousand in gains on sale of SBA loans, a net loss on the sale of investments of $12 thousand and loan referral fees of $114 thousand. For the nine months ended September 30, 2006, non-interest income was $115 thousand including $87 thousand from gain on sale of SBA loans. Fees on deposit accounts and merchant discount income make up the remainder of the noninterest income for all periods.

Noninterest Expense

Total noninterest expense was $1.6 million in the third quarter of 2007, and $4.9 million for the first nine months of 2007. For the same periods in 2006, noninterest expense was $1.5 million and $4.5 million respectively. The major components of the 2007 expense are discussed below. As the Bank grows, management is committed to controlling costs and expects to moderate noninterest expenses relative to revenue growth.

Salaries and employee benefits totaled $903 thousand for the third quarter, and $2.7 million for the first nine months of 2007 compared to $936 thousand and $2.9 million for the third quarter and first nine months of 2006. Included in this category for the three and nine months ended September 30, 2007 were $92 thousand and $618 thousand representing a portion of the expense for the employee stock options granted from May 16, 2005, through September 30, 2007. In the three and nine months ended September 30, 2006, this expense was $271 thousand and $1.2 million. SFAS No. 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Excluding the expense associated with SFAS No. 123 (R), salaries and employee benefits increased by $146 thousand and $382 thousand, respectively in the three and nine months ended September 30, 2007 compared with the same periods in 2006. The increase in expense is the direct result of hiring additional personnel to accommodate the growth in the Bank's operations. Employee benefit costs, including employer taxes and group insurance, accounted for approximately 18% and 13% of the salary and employee benefits expense in the three and nine months ended September 30, 2007, compared to 6% and 11% in the same periods in 2006. The increase in the ratio in 2007 is due to the lower amortization costs for the fair value of the stock options. The Bank employed 38 full-time equivalent (FTE) employees as of September 30, 2007 compared to 29 FTE as of September 30, 2006. The Bank continues to improve its efficiency as measured by the ratio of assets per employee. The volume of assets per employee as of the end of the third quarter of 2007 was $2,362,000 compared to $1,831,000 at the end of September 2006.

Occupancy and equipment expenses totaled $229 thousand and $741 thousand for the three and nine months ended September 30, 2007, compared to $204 thousand and $576 thousand for the three and nine month periods ended September 30, 2006. The increase is primarily attributable to the addition of more space in the San Clemente location beginning in August 2006. Depreciation expense of fixed asset and tenant improvements for the three and nine months ended September 30, 2007, was $89 thousand and $265 thousand compared to the same periods in 2006 of $99 thousand and $235 thousand.

Professional fees for the three and nine months ended September 30, 2007 were $159 thousand and $394 thousand compared to $40 thousand and $144 thousand for the same time periods in 2006. Legal fees represent $60 thousand, $109 thousand, $4 thousand and $45 thousand, respectively. The increase in legal expense in 2007 is due primarily to corporate issues, including personnel matters and a review of stock option grants. Internal and external

NEXT PAGE

audit fees were $83 thousand, $132 thousand, $25, and $56 thousand respectively. The increase in these costs in 2007 is attributable to more frequent and in-depth internal audits of the credit and operational areas of the Bank, costs incurred with the change of accounting firms, and preparation for compliance with Section 404 of Sarbanes-Oxley. The remaining expenses within this category include compliance-related training and resources.

Data processing expense was $115 thousand and $311 thousand for the three and nine months ended September 30, 2007 compared to $99 thousand and $311 thousand for the same time periods in 2006. The increase in expenses in 2007 is primarily attributable to website support related to cash management products including the development of remote deposit capture products. Most of the other expenses in this category are routine in nature and are expected to be fairly consistent, however network administration and security expense can fluctuate as new employees and new products are added.

Office expenses of $119 thousand for the third quarter of 2007 included auto and mileage expense of $27 thousand; office supplies of $19 thousand; fidelity bond and other insurance premiums including workers compensation premiums of $25 thousand; armored car and courier expense of $18 thousand; waived check printing charges of $9 thousand; and postage expense of $8 thousand. Office expenses of $83 thousand for the third quarter of 2006 included auto and mileage expense of $21 thousand; office supplies of $19 thousand; fidelity bond and other insurance premiums including workers compensation premiums of $10 thousand; armored car and courier expense of $6 thousand; waived check printing charges of $11 thousand. The increase in auto expense is directly related to the increase in calling officers at the Bank and the price of gasoline. The increase in insurance costs is due to the increase in the Bank's payroll and the timing of the renewal of the workers compensation insurance policy. The increases in courier expense and waived check printing costs are due to the increased customer base that the Bank serves.

For the nine months ended September 30, 2007, these same expenses were $325 thousand consisting of auto and mileage expense of $72 thousand; office supplies of $51 thousand; fidelity bond and other insurance premiums including workers compensation premiums of $80 thousand; armored car and courier expense of $48 thousand; waived check printing charges of $26 thousand; and postage expense of $19 thousand. For the nine months ended September 30, 2006, these same expenses were $248 thousand consisting of auto and mileage expense of $60 thousand; office supplies of $49 thousand; fidelity bond and other insurance premiums including workers compensation premiums of $41 thousand; armored car and courier expense of $24 thousand; waived check printing charges of $23 thousand; and postage expense of $7 thousand. The explanations above for the quarter to quarter variances also relate to nine-month comparisons. In addition, postage expense has increased as a result of the increase in customers, the increase in postage rates, and quarterly mailing of a newsletter to all shareholders.

Promotional expenses were $66 thousand for the third quarter of 2007, and $193 thousand for the first nine months of 2007. This compares to $55 thousand for the third quarter of 2006 and $160 thousand for the first nine months of 2006. This included expenses related to publication of a quarterly newsletter, periodic shareholder mailings, direct mail campaigns to local businesses, and sponsorship of key community events.

Other expenses for the third quarter of 2007 of $38 thousand included regulatory assessments of $3 thousand, $4 thousand related to compensation expense for the outstanding directors' stock options, $18 thousand in costs related to the annual shareholders' meeting and $6 thousand for loan-related costs including appraisal fees, environmental reports and provision for unfunded loan commitments. For the three months ended September 30, 2006, other expenses of $49 thousand consisted of regulatory assessments of $7 thousand, $9 thousand related to compensation expense for the outstanding directors' stock options, $9 thousand in costs related to the annual shareholders' meeting and $13 thousand for loan-related costs including appraisal fees, environmental reports and provision for unfunded loan commitments.

Other expenses for the first nine months of 2007 of $198 thousand included $38 thousand in recruiting costs, $14 thousand related to director training, regulatory assessments of $28 thousand, $60 thousand related to compensation expense for the outstanding directors' stock options, and $20 thousand for loan-related costs including appraisal fees, environmental reports and provision for unfunded loan commitments. For the same nine months ended September 30, 2006, other expenses of $126 thousand included $13 thousand in recruiting costs, $15 thousand related to director training, $14 thousand related to compensation expense for the outstanding directors' stock options, regulatory assessments of $20 thousand, $27 thousand for loan-related costs including appraisal fees, environmental reports and provision for unfunded loan commitments, and $36 thousand related to the annual meeting.

NEXT PAGE

Income Taxes

Two thousand in state taxes were paid during the second quarter of 2007 and 2006. No federal tax expense or federal or state tax benefit has been recorded for the quarters ended September 30, 2007 and 2006 based upon net operating losses. The Company will begin to recognize an income tax benefit at the time it becomes profitable.

Financial Condition as of September 30, 2007

Total assets as of September 30, 2007, were $89.7 million, consisting primarily of cash and investments of $11.7 million and net loans of $76.1 million compared with total assets as of December 31, 2006 of $56.2 million, consisting primarily of cash and cash equivalents of $10.9 million, securities held to maturity of $7.9 million and net loans of $34.4 million Total deposits as of September 30, 2007 were $75.0 million compared with $39.9 million as of December 31, 2006, and shareholder's equity as of September 30, 2007 was $14.2 million compared with $16.0 million as of December 31, 2006.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At September 30, 2007, the Bank had $9.0 million in federal funds ("fed funds") sold and no interest-bearing deposits at other financial institutions. Federal funds sold allow the Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. At December 31, 2006, the Bank had $9.4 million in fed funds and $1.0 million in interest-bearing deposits in other institutions. The decrease in fed funds and interest-bearing deposits in other financial institutions was due to the increase in outstanding loans.

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

We owned no securities as of September 30, 2007. For the nine months ended September 30, 2007, we sold $7.9 million in securities held as available for sale, at a net loss of $12 thousand.

At September 30, 2007 our securities consisted solely of $454 thousand in Federal Reserve Bank Stock, having a book and estimated fair value of $454 thousand and a weighted average yield of 6.0%. At September 30, 2007, this stock was not pledged as collateral for any purpose.

Loan Portfolio

The Bank's primary source of income is interest on loans. The following table presents the composition of the loan portfolio by category as of the dates indicated:

NEXT PAGE

	September 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
Real estate
Multi-Family & Commercial	$ 30,222,145	39.2%	$ 18,544,368	53.1%
1-4 residential Equity loans	3,068,312	4.0%	2,395,422	6.9%
Construction	22,353,187	29.0%	3,881,815	11.1%
Commercial	21,335,138	27.7%	9,844,022	28.2%
Consumer	47,289	0.1%	238,064	0.7%
Gross Loans	77,026,071	100%	34,903,691	100%
Net deferred loan costs,
premiums and discounts	57,839		(108,286)
Allowance for loan losses	(1,004,050)		(431,640)
Net Loans	$ 76,079,860		$ 34,363,765

Net loans as a percentage of total assets were 84.8% as of September 30, 2007, and 61.2% as of December 31, 2006.

The real estate portion of the loan portfolio is comprised of the following: mortgage loans secured typically by commercial and multi-family residential properties, occupied by the borrower, having terms of three to seven years with both fixed and floating rates; revolving lines of credit granted to consumers, secured by equity in residential properties; and construction loans. Construction loans consist primarily of high-end, single-family residential properties, primarily located in the coastal communities, and commercial properties for owner-occupied, have a term of less than one year and have floating rates and commitment fees. Construction loans are typically made to builders that have an established record of successful project completion and loan repayment. At September 30, 2007, we held $30.2 million in commercial and multi-family real estate loans outstanding, representing 39.2% of gross loans receivable, and undisbursed commitments of $115 thousand. Of this total, $3.9 million were SBA loans with no undisbursed commitments. The remaining real estate portfolio was comprised of $22.4 million in construction loans representing 29.0% of gross loans receivable with undisbursed commitments of $8.7 million, and $3.1 million in revolving lines secured by equity in 1-4 family residences, representing 4.0% of gross loans receivable with undisbursed commitments of $3.0 million. Included in the 1-4 family residences total were SBA loans totaling $97 thousand with no undisbursed commitments.

The commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. The lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and can be supported by accounts receivable, inventory, equipment and other assets of the client's businesses. At September 30, 2007, we held $22.3 million in commercial loans outstanding, representing 27.7% of gross loans receivable, and undisbursed commitments of $13.3 million. Of this total, $3.2 million were SBA loans with no undisbursed commitments.

The consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. The lines of credit generally have terms of one year and the term loans generally have terms of three to five years. The lines of credit typically have floating rates. At September 30, 2007, consumer loans totaled $47 thousand, representing 0.1% of gross loans receivable and undisbursed commitments of $91 thousand.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. We have established select concentration percentages within the loan portfolio. It also includes groups of credit considered of either higher risk or worthy of further review as part of its concentration reporting. As of September 30, 2007 real estate loans comprise 72.2% of the total loan portfolio, which is in line with the previous periods of June 30, 2007 at 73.4%, March 31, 2007 at 72.6%, December 31, 2006 at 71.1%, and September 30, 2006 at 67.5%. Although significant, a high percentage of these loans are for commercial purposes with real estate taken as collateral and owner occupied. In addition, all the SBA loans, which are secured by real estate, are to owner-users. Although classified as commercial real estate for reporting purposes, the intended source of the cash flow to repay the obligations is from the commercial enterprise of the borrower and not directly from the sale or lease of the

NEXT PAGE

property. The assessment of the borrower's repayment ability is therefore based on the financial strength of the business and not the real estate held as collateral.

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

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal. Loan terms vary according to loan type. The following table shows the maturity distribution of loans as of September 30, 2007:

	As of September 30, 2007
	(Dollars in thousands)
	One Year	Over 1 Year		Over 5 Years
	or Less	through 5 Years				Total
		Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Real estate -- construction	$ 18,753	$ 3,600	$ -	$ -	$ -	$ 22,353
Real estate -- secured	7,524	2,405	21,088	912	1,362	33,291
Commercial	13,257	4,765	267	3,046	-	21,335
Consumer	11	36	-	-	-	47
Total	$ 39,545	$ 10,806	$ 21,355	$ 3,958	$ 1,362	$ 77,026

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of September 30, 2007, there were no nonperforming assets.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. An internally classified loan list is maintained that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "special mention" are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as "substandard" are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged-off. The Bank had no loans classified in these categories at September 30, 2007.

Allowance for Loan Losses

Implicit in the Bank's lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with the loan portfolio, additions are made to the allowance for loan losses in the form of direct charges against income to ensure that the allowance is available to absorb possible loan losses. The factors that influence the amount include, among others, the remaining collateral and/or

NEXT PAGE

financial condition of the borrowers, historical loan loss, changes in the size and composition of the loan portfolio, and general economic conditions. Management believes that our allowance for loan losses as of September 30, 2007 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Beginning with the second quarter of 2006, the adequacy of the Bank's allowance for loan losses has been determined through a comparison to the Bank's peer group as defined by the OCC. The Bank will continue to maintain an equivalent allowance until management has adequate historical data upon which to base a different level. The peer group currently maintains an average allowance for loan losses of approximately 1.25% of the outstanding principal. The Bank's allowance was $1.0 million, or 1.30% of outstanding principal as of September 30, 2007. Management increased the overall allowance from 1.25% to 1.30% as a result of the weakening in the real estate market in Southern California. The Bank has not incurred any loan losses during 2007.

In addition, a separate allowance for credit losses on off-balance sheet credit exposures is maintained for the undisbursed portion of approved loans. Although the loss exposure to the Bank is reduced because the funds have not been released to the borrower, under certain circumstances the Bank may be required to continue to disburse funds on a troubled credit. As of September 30, 2007, this allowance was $62 thousand.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. The Bank's practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners, or other reasons. During the nine months ended September 30, 2007, there were no charge-offs.

Nonearning Assets

Premises, leasehold improvements and equipment totaled $923 thousand at September 30, 2007, net of accumulated depreciation of $822 thousand compared to $1.1 million at December 31, 2006, net of accumulated depreciation of $500 thousand. This decrease occurred due to the ongoing depreciation of fixed assets net of new purchases of $145 thousand.

Deposits

Deposits are the Bank's primary source of funds. Demand, or non-interest bearing checking, accounts as a percentage of total deposits were 22.3% at September 30, 2007, compared to 30.3% at December 31, 2006.

The following table sets forth the amount and maturities of the time deposits as of September 30, 2007:

NEXT PAGE

	At Sepetember 30, 2007
	Time Deposits of $100,000 or more	Other Time Deposits	Total Time Deposits
	(Dollars in thousands)
Three months or less	$ 881	7,696	$ 8,577
Over three months through six months	506	1,044	1,550
Over six months through 12 months	636	5,684	6,320
Over 12 months	1,216	511	1,727
Total	$ 3,239	$ 14,935	$ 18,174

We had $11.2 million of brokered certificates of deposit with the individual balances of under $100,000 at September 30, 2007. Of this total, $579 thousand consisted of public funds, none of which required collateralization. In the table above the brokered funds are shown as part of Other Time Deposits with maturities of $7,013 in Three months or less, $4,002 in Over six months through twelve months, and $229 thousand in Over 12 months. At December 31, 2006, we had no brokered deposits. We intend to limit non-local and brokered deposits to 35% or less of total deposits.

Return on Equity and Assets

The following table sets forth certain information regarding the Company's return on equity and assets for the nine months ended September 30, 2007:

At September 30, 2007
Return on assets	-4.25%
Return on equity	-24.79%
Dividend payout ratio	0%
Equity to assets ratio	16.71%

Off-Balance Sheet Arrangements and Loan Commitments

In the ordinary course of business, we enter into various off-balance sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. As of September 30, 2007, commitments to extend credit included approximately $264 thousand for letters of credit, $13.0 million for revolving lines of credit arrangements including $3.0 million in real-estate secured lines, and $8.8 million in unused commitments for commercial and real estate secured loans. We face the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, we currently expect no significant credit losses from these commitments and arrangements.

Borrowings

The Bank has access to a variety of borrowing sources including $8 million in federal funds lines through two correspondent banks. The Bank also has the option of applying for a line of credit from the Federal Home Loan Bank of San Francisco. As of September 30, 2007, there were no borrowings outstanding.

Capital Resources and Capital Adequacy Requirements

Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements

NEXT PAGE

can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's business, financial condition and results of operations.

As of September 30, 2007, the Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

The following table sets forth the Bank's capital ratios as of the dates specified:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount		Amount		Amount
	(Thousands)	Ratio	(Thousands)	Ratio	(Thousands)	Ratio
As of September 30, 2007:
Total Capital (to Risk-Weighted Assets)	$ 14,525	16.8%	$ 6,903	8.0%	$ 8,628	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$ 13,504	15.7%	$ 3,451	4.0%	$ 5,177	6.0%
Tier 1 Capital (to Average Assets)	$ 13,504	16.9%	$ 3,198	4.0%	$ 3,997	5.0%

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$ 15,529	50.2%	$ 2,470	8.0%	$ 3,088	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$ 15,133	49.0%	$ 1,235	4.0%	$ 1,853	6.0%
Tier 1 Capital (to Average Assets)	$ 15,133	27.5%	$ 2,204	4.0%	$ 2,755	5.0%

Liquidity Management

At September 30, 2007, the Company (excluding the Bank) had approximately $654 thousand in cash. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval that will not be granted until the accumulated deficit has been eliminated. Existing restrictions also require the Bank to maintain its "well-capitalized" status under regulatory capital guidelines in order to pay dividends to the Company.

The Bank's liquidity is monitored by its staff, the Investment/Asset-Liability Committee and the Board of Directors, who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

The Bank's primary sources of funds are currently retail and commercial deposits, loan repayments, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank maintains investments in liquid assets based upon management's assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program.

The Bank also has access to borrowing lines from correspondent banks. These are usually restricted to short time periods (30 days or less). The Bank also has the option of applying for a line of credit with the Federal Home Loan Bank (FHLB).

As loan demand increases, greater pressure is being exerted on the Bank's liquidity. However, it is management's intention to maintain a loan to deposit ratio in the range of 90% - 105%. Given this goal, the Bank will not aggressively pursue lending opportunities if sufficient funding sources (i.e., deposits, Fed Funds, other borrowing lines) are not available. We intend to limit non-local and brokered deposits to 35% or less of total deposits. As of September 30, 2007, the loan to deposit ratio was 103% and brokered deposits represented 15% of total deposits.

NEXT PAGE

The Bank had cash and cash equivalents of $11.7 million, or 13% of total Bank assets, at September 30, 2007. Management feels that the Bank has adequate liquidity and/or funding sources to meet anticipated future funding needs.

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

	Interest Rate Shock
Shock	-2%	-1%	Annualized	+1%	+2%
Fed Funds Rate	2.75%	3.75%	4.75%	5.75%	6.75%

Net Interest Income Change	(368)	(180)	-	55	105
% Change	-8.9%	-4.4%	-	1.3%	2.5%

Equity Capital Change %	-4.7%	-2.1%	-	1.6%	2.9%

Net Interest Margin	4.37%	4.59%	4.80%	4.86%	4.92%

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

The following table sets forth, on a stand-alone basis, the Bank's amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2007, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While it is believed that such assumptions are reasonable, there can be no assurance that assumed repricing rates will approximate actual future deposit activity.

NEXT PAGE

The table indicates a negative cumulative interest rate sensitivity gap for the zero to one day, 2-90 days and 91-365 days repricing scenarios and a positive interest rate sensitivity gap for all other repricing scenarios.

	As of September 30, 2007 Volumes Subject to Repricing Within
	0-1 Days	2-90 Days	91-365 Days	1-3 Years	Over 3 Years	Non- Interest Sensitive	Total

Assets:	(Dollars in thousands)
Cash, fed funds and other	$ 9,000	$ -	$ -	$ -	$ -	$ 2,678	$11,678
Investments and FRB Stock	-		-	-	454	-	454
Loans (1)	-	32,964	6,581	11,148	26,333	-	77,026
Fixed and other assets	-	-	-	-	-	586	586
Total Assets	$ 9,000	$ 32,964	$ 6,581	$ 11,148	$26,787	$ 3,264	$89,744

Liabilities and Stockholders' Equity:
Checking, savings and money market accounts	$40,041	$ -	$ -	$ -	$ -	$ 16,741	$56,782
Certificates of deposit	-	8,577	7,870	1,644	83	-	18,174
Other liabilities	-	-	-	-	-	629	629
Stockholders' equity	-	-	-	-	-	14,159	14,159
Total liabilities and stockholders' equity	$ 40,041	$ 8,577	$ 7,870	$ 1,644	$ 83	$ 31,529	$89,744

Interest rate sensitivity gap	$(31,041)	$ 24,387	$ (1,289)	$ 9,504	$26,704
Cumulative interest rate sensitivity gap	$(31,041)	$ (6,654)	$ (7,943)	$ 1,561	$28,265
Cumulative gap to total assets	-34.6%	-7.4%	-8.9%	1.7%	31.5%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	22.5%	86.3%	85.9%	102.7%	148.6%

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

Item 3. Controls and Procedures

As of September 30, 2007, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(r) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of September 30, 2007, the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

During the quarter ended September 30, 2007, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

NEXT PAGE

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(b)

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed on September 8, 2004 (File No. 333-11859) and incorporated herein by reference
3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed on September 8, 2004 (File No. 333-118859) and incorporated herein by reference
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NEXT PAGE

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC COAST NATIONAL BANCORP

Date: November 14, 2007	By:	/s/ Colin M. Forkner Colin M. Forkner Chief Executive Officer
Date: November 14, 2007	By:	/s/ Terry Stalk Terry Stalk Chief Financial Officer

NEXT PAGE