Form 10KSB
period 2007-12-31
Pacific Coast National Bancorp
filed 2008-03-31
CIK 1302502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______ to _______

Commission File Number 000-51960

PACIFIC COAST NATIONAL BANCORP
(Name of small business issuer in its charter)

California	61-1453556
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

905 Calle Amanecer, Suite 100, San Clemente, California	92673
(Address of principal executive offices)	(Zip code)

(949) 361-4300
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value
$.01 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [    ]

Check whether the issuer (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B  contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to  this Form 10-KSB.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

Issuers revenues for the fiscal year ended December 31, 2007, were $6,106,177.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of March 10, 2008: $12,966,390. For purposes of this computation, all executive officers, directors and 10% beneficial owners are deemed to be affiliates.  Such determination should not be deemed to be an admission that any such person is an affiliate.

The number of shares of common stock, par value $0.01 share, of the issuer outstanding as of March 10, 2008, was 2,281,700.

DOCUMENTS INCORPORATE BY REFERENCE:  None.

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

These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to our  beliefs, plans, objectives, goals, expectations, anticipations, estimates, financial condition, results of operations, future performance and business, including management’s expectations and estimates with respect to revenues, expenses, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond our control.  The following factors, among others, could cause our  results or financial performance to differ materially from our  goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	the loss of key personnel;

•	the failure of assumptions;

•	changes in various monetary and fiscal policies and regulations;

•	changes in policies by regulatory agencies;

•	adverse changes in general economic conditions and economic conditions in Southern California;

•	adverse changes in the local real estate market and the value of real estate collateral securing a substantial portion of our loan portfolio;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

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

•	fluctuations in the interest rate environment, and changes in the relative differences between short- and long-term interest rates, which may reduce interest margins and impact funding sources;

•	changes in the quality or composition of our loan or investment portfolios;

•	changes in the level of our non-performing loans and other loans of concern;

•	competition from bank and non-bank competitors;

•	the ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products;

•	the ability to grow our core businesses;

•	decisions to change or adopt new business strategies;

•	changes in tax laws, rules and regulations and interpretations thereof;

•	technological changes;

•	changes in consumer spending and savings habits; and

•	management’s ability to manage these and other risks.

In addition to the factors described above, the reader’s attention is directed to “Business - Risk Factors” set forth elsewhere in this Form 10-KSB and from time to time in other filings with the Securities and Exchange Commission for a more detailed and additional discussion of certain factors that could cause our results or financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements.  New factors emerge from time to time, and it is not possible for us to predict which factor, if any, will materialize.  In addition, we cannot assess the potential impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results for 2008 and beyond to differ materially from those contained in any forward-looking statements.

Unless the context indicates otherwise, as used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Pacific Coast National Bancorp and its consolidated subsidiary, Pacific Coast National Bank. References to the Bank refer to Pacific Coast National Bank.

Item 1.  Business

Overview

Pacific Coast National Bancorp – The Company, headquartered in San Clemente, California, was organized as a California corporation on July 2, 2003 to serve as the  bank holding company for Pacific Coast National Bank.  The Company became a bank holding company on May 16, 2005, following its initial public offering, upon the acquisition of all of the issued and outstanding shares of stock of the

Bank.  The Company raised a total of $22.8 million in its initial public offering and used $19.5 million of the proceeds of the offering to capitalize the Bank. At this time, the Company engages in no material business operations other than owning the Bank.

Pacific Coast National Bank – On May 16, 2005, the Bank began banking operations as a national bank, having received all necessary regulatory approvals. The Federal Deposit Insurance Corporation (the “FDIC”) insures the Bank’s deposit accounts up to the maximum amount currently allowable under federal law.  The Bank is subject to examination and regulation by the Office of the Comptroller of the Currency (the “OCC”) and the FDIC.  The Bank is further subject to regulations by the Federal Reserve Board concerning reserves to be maintained against deposits and certain other matters and is a member of the Federal Reserve Bank of San Francisco.

The Bank is headquartered in San Clemente, California, and currently operates two full service retail banking offices, located in San Clemente and Encinitas, California.  On October 21, 2007, wildfires began in several locations throughout Southern California, including Fallbrook and Poway. These areas are home to many of the Company's shareholders and customers. In response to the disaster and in an effort to assist those who had been displaced by the fires, a temporary banking office was opened in Fallbrook on November 5, 2007, and operated for just under two months.

The Bank offers a broad range of commercial and consumer banking services to small-to medium-sized businesses, independent single-family residential and commercial contractors, professional concerns and consumers.  Lending services include commercial real estate, construction and development, commercial loans and to a lesser extent, consumer loans, including residential second mortgage loans.  The Bank offers a broad array of deposit services including demand deposits, regular savings accounts, money market accounts, certificates of deposit and individual retirement accounts.  For the convenience of its customers, the Bank also offers credit and debit cards, online banking, domestic and foreign wire transfers, and travelers’ and cashier’s checks. These services are provided through a variety of delivery systems including automated teller machines, private banking, telephone banking and Internet banking.  The Bank concentrates on providing superior customer services as it continues to enhance the products and services offered to its customers. To supplement our net interest income and diversify the Bank's income stream, we recently established a Real Estate Industries Group ("REIG") to generate non-interest fee income by brokering commercial real estate loans in excess of our legal lending limit or that otherwise do not meet our lending criteria.

We maintain a website with the address www.pacificcoastnationalbank.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-KSB. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

Philosophy and strategy

Pacific Coast National Bank operates as a full-service community bank, offering sophisticated financial products while emphasizing prompt, personalized customer service.  We believe that this philosophy, encompassing the service aspects of community banking, distinguishes the Bank from its competitors.

Our business strategy involves the following:

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

Market opportunities

Primary service areas - Our primary service areas are the coastal regions of south Orange County and north San Diego County, which we serve from our two branch locations.  Our main office and first full-service branch office is located at 905 Calle Amanecer, Suite 100, San Clemente, California, with a second full-service branch office at 499 North El Camino Real, Suite C-100, Encinitas, California.  We draw most of our customer deposits and conduct most of our lending transactions from and within our primary service areas.

These primary service areas represent a diverse market with a growing population and economy.  The population growth has attracted many businesses to the area and led to growth in the local service economy, and, while we cannot be certain, we expect this trend to continue.

Local economy - We believe that our banking market represents a unique market with a diversified and growing customer base.  We also believe that our primary service areas present an environment that will support our growth.  As a community bank, the Bank seeks to serve the needs of the residents and small-to-medium-sized businesses within this growing economy. The local economy is comprised of a diverse mix of high-technology commercial endeavors as well as defense and military expenditures. Most of the job growth, particularly in San Diego County, has been in the high-technology area with emerging growth in the areas of telecommunications, electronics, computers, software and biotechnology. Median household income and per capita income for San Diego and Orange County are above national averages, reflecting the urban nature of the market and availability of high paying white collar and technical jobs. For January, 2008, San Diego and Orange Counties reported preliminary unemployment rates of 5.1% and 4.4%, respectively, as compared to the national average of 4.9% for the same period.  For a discussion regarding the competition in our primary service areas, see “Competition.”

Business strategy

Management philosophy - The Bank is a full-service commercial bank dedicated to providing superior customer service to the individuals and businesses in the communities it serves.  We offer a sophisticated array of financial products while emphasizing prompt, personalized customer service.  Management believes that this philosophy, encompassing the service aspects of community banking, distinguishes us from our larger financial-institution competitors.  We seek to hire the most qualified and experienced people in the market who share our commitment to customer service.   We believe that the

marketplace provides an opportunity for a locally-owned and locally-managed community bank to acquire a significant market share by offering an alternative to the less personal service offered by many larger banks.  Accordingly, we have implemented the following operating and growth strategies.

Operating strategy - In order to achieve the level of prompt, responsive service that we believe is necessary to attract customers and to develop our image as a local bank with a community focus, we have employed the following operating strategies:

•	Experienced senior management. Our senior management possesses extensive experience in the banking industry, as well as substantial business and banking contacts in its primary service areas.

•
Quality employees.  We have hired, and will continue to hire, highly trained and seasoned staff.  Ongoing training provides the staff with extensive knowledge of our products and services allowing the first employee a customer encounters to answer most questions the customer may have.

•
Community-oriented board of directors.  Our directors are either experienced bankers or local business and community leaders.  Many of our directors are residents of our primary service areas, and most have significant business ties to these areas, enabling them to be sensitive and responsive to the needs of the community.  Additionally, the board of directors represents a wide variety of business experience and community involvement.

•
Highly visible sites.  Our main branch location is highly visible and located in close proximity to major traffic arteries.  The main branch location is located at 905 Calle Amanecer, Suite 100, San Clemente, California in an area that provides easy access to the Rancho San Clemente business park businesses. The Encinitas full-service branch office is located at 499 North El Camino Real, Suite C-100, Encinitas, California, located at the intersection of North El Camino Real and Garden View, a vital commercial and residential area. Management believes that these sites give us a presence in a market that is dominated by branch offices of banks headquartered out of the area.

•
Individual customer focus.  We focus on providing individual service and attention to our target customers, which include individuals and small- to medium-sized businesses. Due to personal relationships of our employees, officers and directors with many of our customers, we believe we are generally able to respond to credit requests more quickly and be more flexible in approving complex loans based on collateral quality and personal knowledge of the customer.

•
Marketing and advertising.  We use a targeted marketing approach to attract local business owners. Specific products such as small business administration (“SBA”) loans are highlighted in direct mail pieces. Officers of the Bank are often guest speakers at local service clubs to discuss the benefits of being a community bank client. Marketing professionals are utilized to ensure that the look of our marketing material has a consistent, professional message that is appropriate to its target market.

Growth strategies - Because we believe that the growth and expansion of our operations will be significant factors in our success, we have implemented, or plan to implement, the following growth strategies:

•
Capitalize on our community orientation.  We actively market ourselves to capitalize on our position as an independent, locally-owned community bank to attract individuals and small- to medium-sized business customers that may be underserved by larger banking institutions in our market area.

•
Employ experienced lending officers.  We have hired, and will continue to hire, experienced, well-trained lending officers knowledgeable in the local real estate and commercial markets.  By hiring experienced lending officers, we have been able to attract local businesses who appreciate dealing with bankers who know their business.

•
Offer fee-generating products and services.  Our range of services, pricing strategies, interest rates paid and charged, and hours of operation are structured to attract targeted customers and increase our market share.  We strive to offer the small business person, professional, entrepreneur and consumer the best deposit and loan services available while charging competitively for these services and utilizing technology and strategic outsourcing to increase fee revenues.

Lending services

We offer a full range of lending products, including commercial loans to small-to-medium-sized businesses, professionals, and consumer loans to individuals.  Management understands that we are competing for these loans with competitors who are well established in its primary market area and have greater resources and lending limits.

Lending policy - Our current loan origination activities are governed by established policies and procedures intended to mitigate the risks inherent to the types of collateral and borrowers financed by us. Our strategic focus includes an effective, efficient and responsive transaction execution, which is consistent with our relatively flat organizational structure and our reliance upon relatively few, highly-skilled lending professionals. This results in a rapid response to credit requests provided through local decision making and provides us with a competitive advantage.

Our loan approval policies provide for various levels of officer lending authority.  When the amount of total loans to a single borrower exceeds that of the credit underwriter’s lending authority, the loan is recommended to the chief credit officer who maintains a higher lending limit. If the approval amount exceeds the authority of the Chief Credit Officer the Bank’s directors’ credit committee determines whether to approve the loan request.  We do not make loans to any of our directors unless the loan receives prior approval by our board of directors, excluding the interested party, and the terms of the loan are no more favorable than would be available to any comparable borrower.   Our current policy is not to lend to our executive officers.

Lending limits - Our lending activities are subject to a variety of lending limits.  Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank.  In general, however, we are able to loan to any one borrower a maximum amount equal to 15% of the Bank’s capital and surplus and allowance for loan losses.  The legal limit will increase or decrease as the Bank’s capital increases or decreases as a result of its earnings or losses, among other reasons.

Credit risks - The principal economic risk associated with each category of loans that the Bank makes is the creditworthiness of the borrower.  Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment.  Our loan officers review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed.

General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees.  The well-established financial institutions in our primary service areas make proportionately more loans to medium-to-large-sized businesses than we originate.  Many of our commercial loans are and/or will likely be made to small-to-medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

Real estate loans - The real estate portion of our  loan portfolio is comprised of the following: mortgage loans secured typically by commercial and multi-family residential properties, revolving lines of credit granted to consumers secured by equity in residential properties; and construction and development loans. At December 31, 2007, we held $75.5 million in loans secured by real estate, representing 77.3% of gross loans receivable, and undisbursed commitments of $15.0 million. At December 31, 2006, we held $24.8 million is loans secured by real estate, representing 71.1% of gross loans receivable, and undisbursed commitments of $4.7 million. The classes of real estate loans are described below.

•
Construction and development loans - Construction loans consist primarily of high-end, single-family residential properties, primarily located in the coastal communities, and commercial properties for owner-occupied, have a term of less than one year, have floating interest rates and commitment fees. Construction loans are typically made to builders that have an established record of successful project completion and loan repayment. Loan repayment for owner occupied transactions is generally from permanent financing with either the Bank or qualified mortgage lender.  Repayment of developer loans is principally derived from the sale of the individual units with the purchaser obtaining permanent financing from a qualified mortgage lender.  Repayment of developer loans is subject to current market conditions, mortgage rates and the economic environment.   The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed 75%. Loans for projects that are not pre-sold are based on the borrower’s financial strength and cash flow position.  At December 31, 2007, $28.7 million of our construction portfolio represented projects that were not pre-sold. Loan proceeds are disbursed based on the percentage of completion and only after an experienced construction lender or third-party inspector has inspected the project.  At December 31, 2007, we had $31.2 million in construction loans outstanding, representing 31.9% of gross loans receivable, and $11.9 million in undisbursed construction loan commitments, of which $28.7 million and $9.2 million represented loans and undisbursed construction loan commitments to developers. At December 31, 2006, we had $3.9 million in construction loans outstanding, representing 11.1% of gross loans receivable, and $993 thousand in undisbursed construction loan commitments.

•
Commercial and multi-family real estate - Commercial and multi-family real estate loan terms generally are limited to fifteen years or less, although payments may be structured on a longer amortization basis.  Interest rates may be fixed for three to five years, or adjustable. The Bank generally charges an origination fee for its services.  We generally require personal guarantees from the principal owners of the property supported by a review by the Bank’s management of the principal owners’ personal financial statements.  We attempt to limit our risk by analyzing the borrowers’ cash flow and collateral value on an ongoing basis and by an annual review of rent rolls and financial statements.  At December 31, 2007, we held $41.7 million in commercial real estate loans outstanding, representing 42.7% of gross loans receivable, and no undisbursed commercial real estate loan funds. At December 31, 2006, we held $18.5 million in commercial real estate loans outstanding, representing 53.1%

of gross loans receivable, and undisbursed commercial real estate loan commitments of $1.1 million.

•
Residential real estate - Our residential real estate loans consist of residential second mortgage loans. All loans are made in accordance with our appraisal policy with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 80% when combined with any first mortgage, unless private mortgage insurance is obtained for the excess amount.  The amortization of second mortgages generally does not exceed 15 years and the rates are generally fixed for 12 months or longer.  At December 31, 2007, we held $2.7 million in residential real estate loans outstanding, representing 2.7% of gross loans receivable, and undisbursed commitments of $3.2 million. At December 31, 2006, we held $2.4 million in residential real estate loans outstanding, representing 6.9% of gross loans receivable, and undisbursed commitments of $2.6 million.

Commercial loans - Our target commercial loan market is retail establishments and small-to- medium-sized businesses.  Our commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. The lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and can be supported by accounts receivable, inventory, equipment and other assets of the client's businesses. The terms of these loans vary by purpose and by type of underlying collateral, if any.  The commercial loans are primarily underwritten on the basis of the borrower’s ability to service the loan from operating income.  We typically make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term.  Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity.  The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness. At December 31, 2007 we held $21.8 million in commercial loans outstanding, representing 22.4% of gross loans receivable, and undisbursed commitments of $14.3 million. At December 31, 2006, we held $9.8 million in commercial loans outstanding, representing 28.2% of gross loans receivable, and undisbursed commitments of $4.9 million.

SBA loans - SBA loans continue to support small business owners as they fund purchases of real estate and business expansion. The Bank’s SBA lending department has the expertise to offer two types of SBA-guaranteed loans to business clients, depending on the business needs and underlying collateral.

SBA 504 Loan Program

Loans made by the Bank under the SBA 504 program generally are made to small businesses to provide funding for the purchase of real estate.  Under this program, the Bank generally provides up to 90% financing of the total purchase cost, represented by two loans to the borrower.  The first lien loan is generally a long-term, fully amortizing, fixed rate loan and made in the amount of 50% of the total purchase cost.  The second lien loan is a short-term, interest only, adjustable rate loan, based upon the Wall Street Journal prime lending rate, and made in the amount of 40% of the total purchase cost.  The Bank’s second lien loan serves as an interim bridge loan to the borrower until the Certified Development Corporation (“CDC”) obtains bond funding, pays off the Company’s second lien loan, and provides long-term, fixed rate financing directly to the borrower.  The CDC pays off the Bank’s second lien loan generally within three to six months after the loan proceeds have been fully disbursed by the Bank to the borrower.  The CDC is a non-profit corporation established to contribute to the economic development of its community by working together with the SBA and private sector lenders such as the Bank, to provide financing to small businesses.  The Company generally offers SBA 504 loans within a range of $300,000 to $3.0 million.

At December 31, 2007, we held $1.0 million in commercial real estate second trust deed SBA 504 loans outstanding, representing 1.1% of gross loans receivable. At December 31, 2006, we held $1.9 million in commercial real estate second trust deed SBA 504 loans outstanding, representing 5.3% of gross loans receivable. There were no undisbursed commitments for SBA 504 loans at December 31, 2007 and 2006.

SBA 7(a) Loan Program

Loans made by the Bank under the SBA 7(a) program generally are made to small businesses to provide working capital or to provide funding for the purchase of businesses, real estate, or machinery and equipment.  These loans generally are secured by a combination of assets that may include equipment, receivables, inventory, business real property, and sometimes a lien on the personal residence of the borrower.  The terms of these loans vary by purpose and by type of underlying collateral. The loans are primarily underwritten on the basis of the borrower’s ability to service the loan from income. Under the SBA 7(a) loan program the loans carry a Small Business Administration guaranty up to 75% of the loan. Typical maturities for this type of loan vary up to ten years. SBA 7(a) loans are all adjustable rate loans based upon the Wall Street Journal prime lending rate.  Under the SBA 7(a) program, the Bank can sell in the secondary market the guaranteed portion of its SBA 7(a) loans and retain the related unguaranteed portion of these loans, as well as the servicing on such loans, for which it is paid a fee.  The loan servicing spread is generally a minimum of 1.00% on all loans.  The Company generally offers SBA 7(a) loans within a range of $50,000 to $1.0 million.

The Bank bases its SBA 7(a) loan sales on the level of its SBA 7(a) loan originations, the premiums available in the secondary market for the sale of such loans, and general liquidity considerations of the Bank.  During 2007, the Bank originated $11.3 million in SBA 7(a) loans, of which $7.7 million represented the guaranteed portion.  During 2007 the Bank elected to sell $7.0 million of the guaranteed portion of its SBA 7(a) loans, for which it recognized a gain of $392 thousand.

At December 31, 2007, we held $6.5 million in SBA 7A loans representing 6.6% of gross loans receivable, including $3.0 million representing the guaranteed portion retained by the Bank. Of the $6.5 million, $5.0 million was part of the commercial loan portfolio, $1.4 million was included in the commercial real estate portfolio, and $95 thousand was included in the consumer loan portfolio.  At December 31, 2006, we held $2.5 million in SBA 7A loans representing 7.1% of gross loans receivable, including $1.7 million representing the guaranteed portion retained by the Bank.  Of this amount, $1.4 million was part of the commercial loan portfolio and $1.1 million was included in the commercial real estate portfolio.

Consumer and other lending - Our consumer loan portfolio consists primarily of personal lines of credit and loans to acquire personal assets such as automobiles and boats originated on a case-by-case basis as an accommodation for the Bank’s clients.. The lines of credit generally have terms of one year and the term loans generally have terms of three to five years. The lines of credit typically have floating rates. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan is amortized over the useful life of the asset.  At December 31, 2007, we held $328 thousand in consumer loans outstanding, representing 0.3% of gross loans receivable, and undisbursed commitments of $96 thousand. At December 31, 2006, we held $238 thousand in consumer loans outstanding, representing 0.7% of gross loans receivable, and undisbursed commitments of $41 thousand.

Composition of portfolio - The following table sets forth the composition of our loan portfolio as of December 31 of the years indicated.

	2007		2006

Real estate
1-4 residential	$2,654,635	2.7%	$2,395,422	6.9%
Multi-Family	719,959	0.7%	297,641	0.9%
Non-farm, non-residential	40,950,795	41.9%	18,246,727	52.3%
Construction & Land Development	31,163,576	31.9%	3,881,815	11.1%
Commercial	21,827,512	22.4%	9,844,022	28.2%
Consumer	327,735	0.3%	238,064	0.7%
	97,644,212	100%	34,903,691	100%
Net deferred loan (fees) costs, premiums and discounts	229,919		(108,286)
Allowance for loan losses	(1,814,860)		(431,640)
	$96,059,271		$34,363,765

Average loan size of portfolio - The following table sets forth the number of loans, and the average size of each loan, within each class as of December 31 of the years indicated.

	2007		2006
	#of Loans	Average Loan Size	# of Loans	Average Loan Size
	(Dollars in Thousands)

Real estate	74	$599	53	$395
Construction	30	1,039	3	1,294
Commercial	103	212	29	339
Consumer	31	11	10	24
	238	410	95	367

Loan originations - The following table sets forth our loan originations for 2007 and 2006 including loan participations that were purchased from and sold to other banks without recourse.

	2007	2006
	(In Thousands)

Real estate	$36,644	$25,550
Construction	44,595	4,875
Commercial	35,253	12,366
Consumer	170	222
	$116,662	$43,013

Contractual maturity of portfolio - The following table sets forth information at December 31, 2007, regarding the dollar amount of loans maturing in our portfolio based on the contractual terms to maturity or scheduled amortization. The table does not give effect to potential prepayments. Loans that have no stated schedule of repayments or maturity are reported as due in one year or less.

	One Year or Less	Over 1 Year through 5 Years		Over 5 Years		Total
	(In Thousands)
		Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Real estate	$1,024	$3,577	$2,817	$9,296	$27,611	$44,325
Construction	8,356	3,600	16,195	-	3,012	31,163
Commercial	7,334	4,871	3,064	2,652	3,907	21,828
Consumer	52	33	-	147	96	328
Total	$16,766	$12,081	$22,076	$12,095	$34,626	$97,644

Asset quality

General - The Bank’s Directors’ Credit Committee, consisting of the Bank’s Chief Executive Officer, President, Chief Credit Officer, and four outside board members, monitors the credit quality of the Bank’s assets, reviews classified and other identified loans and determines the proper level of allowances to allocate against our loan portfolio, in each case subject to guidelines approved by the Bank’s board of directors.

Loan delinquencies - When a borrower fails to make a required payment on a loan, we attempt to cure the deficiency by contacting the borrower and seeking payment. Contact is generally made following the fifteenth day after a payment is due, at which time a late payment fee is assessed. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days, the loan and payment history are reviewed and efforts are made to collect the loan. While we generally prefer to work with borrowers to resolve such problems, if a payment becomes 45 days delinquent, we may institute foreclosure or other proceedings, as necessary, to minimize any potential loss. As of December 31, 2007, there were four loans with payments delinquent between 30 and 59 days, including two loans on non-accrual status. There were no loans delinquent 60 days or more.

Non-performing assets - Nonperforming assets are defined as non-accrual loans and real estate acquired by foreclosure or deed-in-lieu thereof. Nonperforming loans are defined as non-accrual loans and loans 90 days or more past due but still accruing interest, to the extent applicable. A loan is considered to be impaired if management determines the recovery of our gross investment in the loan is not probable.  Troubled debt restructurings (“TDRs”) are defined as loans which we have agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal and/or interest payments. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When any such loan is placed on non-accrual status, previously accrued but unpaid interest will be deducted from interest income. As a matter of policy, we do not accrue interest on loans past due 90 days or more.  As of December 31, 2007, there were two construction loan participations on non-accrual, for a total of $2.5 million.  Both lead lenders have initiated foreclosure actions and/or negotiations to improve the overall collateral position.  We recorded specific reserves to our provision for loan losses based on recent appraisals of these projects.

On March 25, 2008, one of the two loans that were placed on non-accrual during the fourth quarter of 2007 was brought current by the borrower and $35 thousand in interest was taken into income.  Going forward, this loan, which has a principal balance of $1.0 million, will be classified as a restructured debt and begin accruing interest.

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

The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio.

	Nonaccrual, Past Due and Restructured Loans
	(Dollars in Thousands)

	2007	2006
Nonaccrual	$2,467	$-
Past Due 90 days or more	-	-
Restructured Debt	-	-
Total Non-Performing Loans	$2,467	$-

       For the year ended December 31, 2007, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounts to $170 thousand. We received and recorded $126 thousand for such loans for the year ended December 31, 2007.

Allowance for loan losses – We maintain an allowance for estimated loan losses based on a number of quantitative and qualitative factors.  Quantitative factors used to assess the adequacy of the allowance for loan losses are established based upon management’s assessment of the credit risk in the portfolio, historical loan loss experience and our loan underwriting policies as well as management’s judgment and experience.  Provisions for loan losses may be provided both on a specific and general basis. Specific and general valuation allowances are increased by provisions charged to expense and decreased by charge-offs of loans, net of recoveries.  Specific allowances are provided for impaired loans for which the expected loss is measurable.  General valuation allowances are provided based on a formula that incorporates the factors discussed above.  We periodically review the assumptions and formula by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above.

The following table sets forth the activity for 2007 and 2006 in our allowance for loan losses account.  The loan charged off in 2006 was a consumer loan.

	2007	2006
	($ in thousands)
Balance at beginning of year	$432	$87
Provision charged to expense	1,383	350
Loans charged off	-	(5)
Recoveries on loans previously charged off	-	-
Balance at end of year	$1,815	$432

The following table sets forth information regarding impaired and non-accrual loans as of and for the years ended December 31.

	2007	2006
	($ in thousands)
Total impaired loans, all with an allowance for loan losses	$2,467	$-
Related allowance for loan losses on impaired loans	$590	$-
Total non-accrual loans	$2,467	$-
Loans past due 90 days or more and still accruing	$-	$-
Average balance during the year on impaired loans	$2,456	$-
Interest income recognized on impaired loans	$126	$-

The following tables set forth information concerning the allocation of the allowance for loan losses, which is maintained on our loan portfolio, by loan category at December 31 for the years indicated.

2007	Amount	Percentage of loans in each category to total loans	Percentage of year-end allowance	Percentage of reserves to net loans by category
	($ in thousands)
Real estate	$353	45.4%	27.9%	1.1%
Construction	823	31.9%	36.9%	2.1%
Commercial	197	22.4%	10.9%	0.9%
Consumer	1	0.3%	0.1%	0.5%
Unallocated	441	-	24.3%	-
Total Allowance for Loan Losses	$1,815	100.0%	100.0%	1.9%

2006	Amount	Percentage of loans in each category to total loans	Percentage of year-end allowance	Percentage of reserves to net loans by category
	($ in thousands)
Real estate	$150	60.0%	34.7%	0.7%
Construction	33	11.1%	7.5%	0.8%
Commercial	72	28.2%	16.8%	0.7%
Consumer	1	0.7%	0.3%	0.5%
Unallocated	176	-	40.7%	-
Total Allowance for Loan Losses	$432	100.0%	100.0%	1.2%

The allowance for loan losses reflects management’s judgment of the level of allowance adequate to absorb estimated credit losses in our loan portfolio. The board of directors of the Bank approved a policy formulated by management for a systematic analysis of the adequacy of the allowance. The major elements of the policy require: (1) a quarterly analysis of allowance amounts performed by management; (2) approval by the Bank’s board of directors of the quarterly analysis; and (3) allocation of the allowance into general and specific valuation allowance categories. The general valuation allowance includes an unallocated amount, based upon management’s evaluation of various conditions, such as general economic and business conditions affecting our key lending areas, the effects of which may not be directly measured in the determination of the general valuation allowance formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a high degree of uncertainty because they are not identified with specific problem credits or portfolio components.

Our external asset review system and loss allowance methodology are designed to provide for timely identification of problem assets and recognition of losses. The overall adequacy of the allowance for loan losses is reviewed by the Directors’ Credit Committee on a monthly basis and submitted to the board of directors for approval on a quarterly basis. The committee’s responsibilities consist of risk management, as well as problem loan management, which include ensuring proper risk grading of all loans and analysis of specific valuation allowances for all classified loans. The current monitoring process includes a process of segmenting the loan portfolio into pools of loans that share similar credit characteristics. The loan portfolio is currently segmented into seven different risk grades. These specific pools of loans are analyzed for purposes of calculating the general valuation allowance in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5.

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

At December 31, 2007, we had $2.5 million in classified loans.  As loans move into the classified categories, they are reviewed individually for purposes of determining specific valuation allowances and impairment as defined in SFAS No. 114. Loans are also reviewed individually on an annual basis.  In addition, classified assets are reviewed at the time the loan is classified and on a regular basis (at least every 90 days) thereafter. This evaluation of individual loans is documented in the internal asset review report relating to the specific loan. An impairment analysis is completed with each internal asset review report, typically on a quarterly basis, for all classified loans secured by real estate.  Any deficiencies outlined by the impairment analysis are accounted for in the specific valuation allowance for the loan.  A loan is determined to be impaired if management determines the recovery of the Bank’s gross investment is not probable.  A specific valuation allowance is applied if the amount of loss can be reasonably determined.  To determine impairment under SFAS No. 114, management assesses the current operating statement requested from the borrower (although they may not always be received from the borrower), the property’s current and past performance, borrower’s ability (defined as capacity, willingness and rationale) to repay and the overall condition and estimated value of the collateral.  If a loan is deemed impaired, a specific valuation allowance is applied equal to the carrying amount of our total investment in the loan that exceeds the fair value of the collateral.  The fair value of impaired loans is measured based on present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Management believes that our allowance for loan losses as of December 31, 2007 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

Investments

In addition to loans, we make other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities.  No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation.  The asset-liability management committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank’s policy as set by its board of directors.

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

In the first quarter of 2007, we sold certain securities that we considered at-risk for timely interest and principal payments because they were securitized by mortgages and the deterioration of the sub-prime market had begun. We recognized a gain on the sale of $4 thousand. Because these investments were sold prior to maturity, we were required to reclassify all investments as “available-for-sale”. In the second quarter of 2007 we sold the remaining investment securities, at a loss of $16 thousand. Currently we own no investment securities. Any investments we purchase during the 24 months following March 2007 are required to be classified as “available-for-sale”.

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

The table below sets forth the amounts and distribution of the investment securities and the weighted average yields at December 31, 2006. There were no investment securities held at December 31, 2007.

	Book Value	Market Value	Weighted Average Yield
Securities held to maturity
December 31, 2006
U.S. Government and
Agency Securities
Within One Year	$3,999	$3,986	4.43%
One to Five Years	3,944	3,958	4.50%
Total Securities held to maturity	$7,943	$7,944	4.46%

The table below sets forth the net balance at cost, and fair value of held-to-maturity investment securities, with gross unrealized gains and losses at December 31, 2006.

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
(In Thousands)
December 31, 2006
U.S. Government and
Agency Securities	$ 7,943	$ 13	$ (12)	$ 7,944

Management evaluates investment securities for other-than-temporary impairment taking into consideration that extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether or not the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2006, no declines were deemed to be other than temporary.

Deposit services

We offer a variety of deposit products and services at competitive interest rates. The Bank utilizes traditional and innovative marketing methods to attract new clients and deposits, including various forms of advertising and significant involvement in the local communities. The primary sources of deposits are residents of, and businesses and their employees located in, our primary service areas.  We attract these deposits through personal solicitation by our officers and directors, direct mail solicitations and advertisements published in the local media.  Due to strong loan demand, we began utilizing brokered deposits in 2007. As discussed under "Capital Resources and Capital Adequacy Management", we seek to limit the amount of brokered deposits as their utilization typically would be expected to increase our overall cost of funds. As of December 31, 2007, $28.2 million in brokered funds were on deposit. These deposits are included in other time certificate of deposits.

The following table sets forth the amount and maturities of the time deposits at December 31 of the years indicated.

	Time Deposits of $100,000 or more	Other Time Deposits	Total Time Deposits
	(In Thousands)
December 31, 2007
Three months or less	$307	$15,614	$15,921
Over three months through six months	549	9,617	10,166
Over six months through 12 months	1,006	10,174	11,180
Over 12 months	1,316	2,588	3,904
Total	$3,178	$37,993	$41,171

Competition

Lending - We face significant competition in Southern California for new loans with other commercial banks, savings and loan associations, credit unions, credit companies, Wall Street lending conduits, mortgage bankers, life insurance companies and pension funds. Some of the largest financial institutions in the United States operate in California, and have extensive branch systems and advertising programs, which we do not have.  Large banks and savings and loan institutions frequently enjoy a lower cost of funds than we do and can therefore charge less than we do for loans.  In addition these institutions have higher legal lending limits than we do. We attempt to compensate for competitive pricing disadvantages that may exist by providing a higher level of personal service to borrowers and “hands on” involvement of senior officers to meet the borrowers’ needs and by either brokering or selling loan participations in loans in excess of our lending limits.

Deposits - We compete for deposit funds with other financial companies, including banks, savings associations, credit unions and thrifts.  These companies generally compete with one another based upon price, convenience and service. Although many of our competitors offer customers a larger spectrum of products than we offer, as part of our strategic plan, we continue to enhance the line of products and services offered to our customers.

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

Employees

As of December 31, 2007, we had 43 employees. Management believes that its relations with employees are satisfactory. We are not subject to any collective bargaining agreements.

Supervision and Regulation

General - The following is a brief description of certain laws and regulations which are applicable to Pacific Coast National Bancorp and Pacific Coast National Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, is not complete and is qualified in its entirety by reference to the applicable laws and regulations.

Regulation and Supervision of Pacific Coast National Bancorp

General.  Pacific Coast National Bancorp, as the sole shareholder of Pacific Coast National Bank, is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve.  As a bank holding company, Pacific Coast National Bancorp is required to file quarterly reports with the Federal Reserve and any additional information required by the Federal Reserve and is subject to regular examinations by the Federal Reserve.  The Federal Reserve also has extensive enforcement authority over bank holding companies, including the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries).  In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

The Bank Holding Company Act.  Under the Bank Holding Company Act, Pacific Coast National Bancorp is supervised by the Federal Reserve.  The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, the Federal Reserve provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.

We are required to file quarterly and periodic reports with the Federal Reserve and provide additional information as the Federal Reserve may require.  The Federal Reserve may examine us, and any of our subsidiaries, and charge us for the cost of the examination.

Pacific Coast National Bancorp and any subsidiaries that it may control are considered "affiliates" within the meaning of the Federal Reserve Act, and transactions between our bank subsidiary and affiliates are subject to numerous restrictions.  With some exceptions, we, and our subsidiaries, are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by us, or our affiliates.

Sarbanes-Oxley Act of 2002.  As a public company, Pacific Coast National Bancorp, is subject to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing.  The Sarbanes-Oxley Act was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with various accounting scandals.  The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules and required the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.  Our policies and procedures have been updated to comply with the requirements of the Sarbanes-Oxley Act.

Acquisitions.  The Bank Holding Company Act prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.  Under the Bank Holding Company Act, the Federal Reserve may approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto.  These activities include: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

Interstate Banking.  The Federal Reserve must approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the holding company's home state, without regard to whether the transaction is prohibited by the laws of any state.  The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period, not exceeding five years, specified by the law of the host state.  Nor may the Federal Reserve approve an application if the applicant controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch.  Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies.  Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

The federal banking agencies are authorized to approve interstate merger transactions without regard to whether the transaction is prohibited by the law of any state, unless the home state of one of the banks adopted a law prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks.  Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions.  Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

Dividends.  The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws, a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company's net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company's capital needs, asset quality, and overall financial condition.  The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.

The California General Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution. The California General Corporation Law further provides that, in the event sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, it meets two conditions, which generally stated are as follows: (i) the corporation’s assets must equal at least 125% of its liabilities; and (ii) the corporation’s current assets must equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation’s interest expense for those fiscal years, then the corporation’s current assets must equal at least 125% of its current liabilities.

Stock Repurchases.  Bank holding companies, except for certain "well-capitalized" and highly rated bank holding companies, are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth.  The Federal Reserve may disapprove a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

Capital Requirements.  The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for banks.  The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets.  Pacific Coast National Bancorp's total risk-based capital must equal 8% of risk-weighted assets and one half of the 8%, or 4%, must consist of Tier 1 (core) capital.  At December 31, 2007, Pacific Coast National Bancorp's capital position was in excess of these requirements with Tier 1 (core) capital to average assets of 12.7%, Tier 1 (core) capital to risk-weighted assets of 10.8%, and total capital to risk-weighted assets of 11.9%.

Federal Securities Laws. Our common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, as amended.  We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Regulation and Supervision of Pacific Coast National Bank

General.  As a national bank, Pacific Coast National Bank is subject to extensive regulation by the OCC and to a lesser extent, the FDIC.  Lending activities and other investments of the Bank must comply with various statutory and regulatory requirements.  The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve.

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

Capital requirements - The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk federal banking agencies, to 100% for assets with relatively high credit risk.

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

The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier I capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum of Tier I capital to average total assets, referred to as the leverage ratio.  For a banking organization rated in the highest of the 5 categories used by the regulators to rate banking organizations, the minimum leverage ratio of Tier I capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.  During the first three years of the Bank’s operations, it is required to maintain a leverage ratio of at least 10%.

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

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. At December 31, 2007, the Bank's capital position was in excess of these requirements with Tier 1 (core) capital to average assets of 12.2%, Tier 1 (core) capital to risk-weighted assets of 10.3%, and total capital to risk-weighted assets of 11.5%.

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

In addition, under “Federal Deposit Insurance Corporation Improvement Act of 1991” (FDICIA), the Bank may not pay any dividend if the payment of the dividend would cause the Bank to become undercapitalized or in the event the Bank is “undercapitalized.”  The OCC may further restrict the payment of dividends by requiring that a financial institution maintain a higher level of capital than would otherwise be required to be “adequately capitalized” for regulatory purposes.  Moreover, if, in the opinion of the OCC, the Bank is engaged in an unsound practice (which could include the payment of dividends), the OCC may require, generally after notice and hearing, that the Bank cease such practice.  The OCC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice.  Moreover, the OCC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.

Loans-to-one-borrower limitations - With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral.

At December 31, 2007, the Bank’s loans-to-one-borrower limit was $2,112,029 based upon the 15% of unimpaired capital and surplus measurement.  At December 31, 2007, the Bank had no outstanding balances to a single borrower or single relationship in excess of our legal lending limit.

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions of federal regulators for unsafe or unsound practices in conducting their business or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized – without the express permission of the institution’s primary regulator.

Premiums for deposit insurance - The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund, or DIF, which is administered by the FDIC. The FDIC insures deposits up to the applicable limits and this insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by institutions insured by the FDIC. It also may prohibit any institution insured by the FDIC from engaging in any activity determined by regulation or order to pose a serious risk to the institution. The FDIC also has the authority to initiate enforcement actions against insured institutions and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations. Well-capitalized institutions (generally those with capital adequacy, asset quality, management, earnings and liquidity, or "CAMELS" composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between five and seven basis points. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are assessed at annual rates of 10, 28 and 43 basis points, respectively. This assessment for the year ended December 31, 2007 was approximately $26 thousand.

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

Expanded financial activities - Similar to bank holding companies, the “Gramm-Leach-Bliley Financial Services Modernization Act of 1999” (“GLB Act”), expanded the types of activities in which a bank may engage.  Generally, a bank may engage in activities that are financial in nature through a “financial subsidiary” if the bank and each of its depository institution affiliates are “well capitalized,” “well managed” and have at least a “satisfactory” rating under the Community Reinvestment Act.  However, applicable law and regulation provide that the amount of investment in these activities generally is limited to 45% of the total assets of the Bank, and these investments are deducted when determining compliance with capital adequacy guidelines.  Further, the transactions between the Bank and this type of subsidiary are subject to a number of limitations.

Expanded financial activities of national banks generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators.  The Bank currently has no plans to conduct any activities through financial subsidiaries.

Community Reinvestment Act - The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the

FDIC, or the Comptroller, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Because the Bank’s aggregate assets are currently less than $250 million, under the Gramm-Leach-Bliley Act, the Bank is subject to a Community Reinvestment Act examination only once every 60 months if it receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if its rating is less than satisfactory. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements. The Bank has not yet been examined by the OCC for compliance with the Community Reinvestment Act obligations.

Fiscal and Monetary Policies. Our business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve Board are (a) conducting open market operations in United States government securities; (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits, and (d) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve Board may have a material effect on our business, results of operations and financial condition.

Federal Reserve Board regulations require the Bank to maintain non-interest earning reserves against the Bank’s transaction deposit accounts.  Currently, the first $8.5 million of otherwise reservable balances are exempt from the reserve requirement, a 3% reserve requirement applies to balances over $9.3 million up to $43.9 million and a 10% reserve requirement applies to balances over $43.9 million.  The Bank was in compliance with these requirements as of December 31, 2007.

Privacy Provisions.  Banking regulators, as required under the GLB Act, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules generally require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

The State of California has adopted The California Financial Information Privacy Act (“CFPA”), which took effect in 2004.  The CFPA requires a financial institution to provide specific information to a consumer related to the sharing of that consumer’s nonpublic personal information. A consumer may direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and requires that permission from the consumer be obtained by a financial institution prior to sharing such information. These provisions are more restrictive than the privacy provisions of the GLB Act.

In December 2003, the U.S. Congress adopted, and President Bush signed, the Fair and Accurate Transactions Act (the “FACT Act”). In 2005, federal courts determined that the provisions of the CFPA limiting shared information with affiliates are preempted by provisions of the GLB Act, the FACT Act and the Fair Credit Reporting Act.

Anti-Money Laundering and Customer Identification.  Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") on October 26, 2001 in response to the terrorist events of September 11, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. In March 2006, Congress re-enacted certain expiring provisions of the USA Patriot Act.

Future Legislation. Legislation is introduced from time to time in the U.S. Congress and the California State Legislature that may affect the operations of Pacific Coast National Bancorp and Pacific Coast National Bank.  This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. In addition, the regulations governing us may be amended from time to time by the respective regulators.  We cannot predict whether any such legislation or regulatory changes will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on our business, results of operations or financial condition.

All of the above laws and regulations add significantly to the cost of operating  Pacific Coast National Bancorp and the Bank, and thus have a negative impact on our profitability. We also note that there has been a tremendous expansion experienced in recent years by certain financial service providers that are not subject to the same rules and regulations as the Bank.  These institutions, because they are not so highly regulated, have a competitive advantage over us and may continue to draw large amounts of funds away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.

Risk Factors

The reader should carefully consider the following risk factors and all other information contained in this report in connection with his, her or its ownership of or investment in our securities.  These risks and uncertainties are not the only ones faced by us.  Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may impair our business. If any of the events described in the following risk factors occur, our business, results of operations and financial condition could be materially adversely affected.  In addition, the trading price of the Company’s stock could decline due to any of the events described in these risks.

The Company has a limited operating history upon which to base an estimate of its future financial performance.

The Company commenced active operations when it acquired the Bank on May 16, 2005.  At this time, the Company’s assets consist primarily of cash, intangible assets related to its organizational efforts, and its ownership of the Bank, and the Company’s growth is primarily dependent upon the operations of the Bank.  Consequently, the Company has limited historical operating or financial information from which to base an estimate of its future financial performance.

The liquidity of the Company’s common stock is affected by its limited trading market.

The Company’s shares do not at this time qualify for listing on any national securities exchange, and we cannot assure you that our  shares will ever be listed on a national securities exchange.  However, the shares are traded on the OTC Bulletin Board and at least one company makes a market in the Company’s common stock.  Because the shares are not listed on a national securities exchange, the

Company cannot assure you that a broadly followed, established trading market for its common stock will ever develop or be maintained.  Furthermore, the Company cannot assure you that at least one company will continue to make a market in its shares for as long as it is quoted on the OTC Bulletin Board.   Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.  In addition, active trading markets tend to reduce the bid-ask spreads for sales transactions.  On the other hand, the absence of an active trading market would reduce the liquidity, and have an adverse effect on the market value of the Company’s shares.  In addition, if the Company would cease to be quoted on the OTC Bulletin Board, shareholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company’s common stock, and the market value of the common stock likely would decline.

The Company expects to incur losses during its initial years of operations.

The Company incurred substantial start-up expenses associated with its organization and public offering and expects to sustain losses or achieve minimal profitability during its initial years of operations.  At December 31, 2007, the Company had an accumulated deficit account of approximately $12.8 million, of which $2.8 million resulted from the organizational and pre-opening expenses that were incurred in connection with the opening of the Bank and $10.0 million resulted from operating losses from its first three years of operations. Of these expenses, approximately $500 thousand, $1.5 million, and $770 thousand in 2005, 2006, and 2007 respectively were related to share-based (stock option) payments which went back into equity as additional paid-in capital.  In addition, due to the extensive regulatory oversight to which we are subject, we expect to continue to incur significant administrative costs.  The Bank’s success will depend, in large part, on its ability to attract and retain deposits and customers for its services.  In addition, to gain market share as a de novo bank, the Bank may be required to pay higher interest rates to attract deposits or extend credit at lower rates to attract borrowers, which may decrease its profitability or prevent the Bank from becoming profitable.  Management cannot assure you that the Company will ever become profitable. If the Company is ultimately unsuccessful, you may lose part or all of the value of your investment.

Our emphasis on commercial lending may expose us to increased lending risks.

Our current business strategy is focused on the expansion of commercial real estate and commercial business lending.  These types of lending activities, while potentially more profitable than single-family residential lending, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict.  Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis.  Recent economic trends in our service areas have been relatively negative. A decline in real estate values reduces the value of the real estate collateral securing our loans and increases the risk that we would incur losses if borrowers defaulted on their loans.  In addition, these loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers.  Further, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for permanent single-family or consumer loans.  A secondary market for most types of commercial real estate and construction loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.

A slowdown in the housing market may have a negative impact on earnings and liquidity position.

The overall credit quality of our residential construction loan portfolio is impacted by trends in residential housing prices. We continually monitor changes in key economic factors such as unemployment and housing prices because changes in these factors can impact our residential construction loan portfolio and the ability of our borrowers to repay their loans.

Across the United States over the past year, including California, the housing market has experienced significant adverse trends, including accelerated price depreciation and rising delinquency and default rates.  These conditions led to significant increases in loan delinquencies and credit losses as well as higher provisioning for loan losses which in turn have had a negative affect on earnings for many banks across the country.  Likewise, we have also experienced loan delinquencies in our residential construction loan portfolio.  The current slowdown in the housing market may continue to cause housing inventories to increase and slow ongoing housing developments, putting more downward pressure on sales prices. Despite reduced sales prices, the lack of liquidity in the housing market and tightening of credit standards within the banking industry may continue to diminish all home sales, further reducing the borrower builder’s cash flow and weakening their ability to repay their debt obligations to us.  As a result, we may experience a further negative material impact on our earnings and liquidity positions.

Our business strategy includes significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing a significant growth strategy for our business.  Our growth initiatives are based upon recruiting experienced personnel to lead such initiatives, and, accordingly, the failure to identify and retain such personnel would place significant limitations on our ability to execute our growth strategy.  In addition, achieving our growth targets requires us to attract customers that currently have banking relationships with other financial institutions in our service areas, thereby increasing our share of the market.  To the extent we expand our lending beyond our current service areas, we could incur additional risk related to those new service areas.  We cannot assure that we will be able to expand our market presence in our existing service areas or successfully enter new markets or that any such expansion will not adversely affect our profitability.  If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business, profitability and prospects could be harmed.  Also, if our growth occurs more slowly than anticipated or declines, our profitability could be materially adversely affected.

Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market area and our ability to manage our growth.  While we believe we have the executive management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth.

Our business is subject to various lending risks which could adversely impact our results of operations and financial condition.

Our commercial and multi-family real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.

We originate commercial and multi-family real estate loans for individuals and businesses for various purposes which are secured by commercial properties.  The credit risk related to commercial and multi-family real estate loans is considered to be greater than the risk related to one-to-four family residential or consumer loans because the repayment of commercial and multi-family real estate loans typically is dependent on the income stream of the real estate securing the loan as collateral and the successful operation of the borrower’s business, which can be significantly affected by conditions in the real estate markets or in the economy.  For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired.  In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity.  These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment.

If we foreclose on a commercial and multi-family real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral.  Additionally, commercial and multi-family real estate loans generally have relatively large balances to single borrowers or related groups of borrowers.  Accordingly, if we make any errors in judgment in the collectibility of our commercial and multi-family real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

Our construction and development loans are based upon estimates of costs and value associated with the complete project.

We make land purchase, lot development and real estate construction loans to individuals and builders, primarily for the construction of residential properties and, to a lesser extent, commercial and multi-family real estate projects.  We will originate these loans whether or not the collateral property underlying the loan is under contract for sale.  Residential real estate construction loans include single-family tract construction loans for the construction of entry level residential homes.  Our construction and land development loans are based upon estimates of costs and values associated with the completed project, which may be inaccurate.  Construction and land development lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders.  These loans often involve the disbursement of substantial funds with repayment primarily dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

Our commercial business loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Most often, this collateral consists of accounts receivable, inventory or equipment.  Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists.  As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from it customers.  The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could be reduced.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and evaluate economic conditions.  Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance.  Material additions to our allowance could materially decrease our net income.  In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and profitability.

Departures of key personnel or directors may impair our operations.

Our success depends in large part on the services and efforts of our key personnel and on our ability to attract, motivate and retain highly qualified employees.  Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy.

In particular, we believe that retaining Michael Hahn, Stanley Cruse, David Adams, and Terry Stalk are important to our success.  The loss of services of any of these persons  for any reason, could materially adversely affect our operations because other officers may not have the experience and expertise to readily replace these individuals and attracting suitable replacements may involve significant time and/or expense.

In order to continue our expansion, we must attract and retain experienced banking professionals. The competition to hire experienced banking professionals is intense. If we are unable to attract qualified banking professionals, our expansion plans could be delayed or curtailed. If we are unable to retain or replace if needed our current banking professionals, our business, financial condition, prospects and profitability may be adversely affected.

We face intense competition from a variety of competitors.

We face direct competition from a significant number of financial institutions, many with a state-wide or regional presence, and in some cases a national presence, in both originating loans and attracting deposits.  Competition in originating loans comes primarily from other banks, mortgage companies and consumer finance institutions that make loans in our primary market areas.  We also face substantial competition in attracting deposits from other banking institutions, money market and mutual funds, credit unions and other investment vehicles.

In addition, banks with larger capitalization and non-bank financial institutions that are not governed by bank regulatory restrictions have large lending limits and are better able to serve the needs of larger customers.  Many of these financial institutions are also significantly larger and have greater financial resources than us, have been in business for a long period of time and have established customer bases and name recognition.

We compete for loans principally on the basis of interest rates and loan fees, the types of loans we originate and the quality of service we provide to borrowers.  Our ability to attract and retain deposits requires that we provide customers with competitive investment opportunities with respect to rate of return, liquidity, risk and other factors.  To effectively compete, we may have to pay higher rates of interest to attract deposits, resulting in reduced profitability.  If we are not able to effectively compete in our market area, our profitability may be negatively affected, potentially limiting our ability to pay dividends.  The greater resources and deposit and loan products offered by some of our competitors may also limit our ability to increase our interest-earning assets.

We continually encounter technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations.  Many of our competitors have substantially greater resources to invest in technological improvements.  We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

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

An economic downturn, especially one affecting our primary service areas, may have an adverse effect on our financial performance.

Our success depends on the general economic condition of the region in which we operate, which management cannot forecast with certainty.  Unlike many of our larger competitors, substantially all of our borrowers and depositors are individuals and businesses located or doing business in our service areas.  As a result, our operations and profitability may be more adversely affected by a local economic downturn than those of our larger, more geographically diverse competitors Adverse economic conditions in our service areas could reduce our growth rate, affect the ability of our customers to repay their loans, adversely affect the values of our real estate collateral, reduce our deposit base and the demand for our products and services. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability.  We do not have the ability of a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of California could adversely affect the value of our assets, revenues, profitability and financial condition.

We could be negatively affected by changes in interest rates.

Our profitability, like most financial institutions, depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements.

Recently the U.S. Federal Reserve has decreased its target for the federal funds rate from 5.25% to 2.25%. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed. Changes in the general level of interest rates also affect, among other things, the Bank’s ability to originate loans, the value of interest-earning assets and its ability to realize gains from the sale of such assets, the average life of interest-earning assets, and the Bank’s ability to obtain deposits in competition with other available investment alternatives.  Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond the Bank’s control.  Because fluctuations in interest rates are not predictable or controllable, management cannot assure you that the Bank will continue to achieve positive net interest income.

Our ability to pay dividends is limited.

The Company currently has no material source of income other than dividends that it receives from the Bank.  Therefore, the Company’s ability to pay dividends to its shareholders depends on the Bank’s ability to pay dividends to the Company.  The board of directors of the Bank intends to retain earnings to promote growth and build capital and recover any losses incurred in prior periods.  The Bank is currently prohibited by the regulators from paying dividends without regulatory approval until our accumulated deficit has been eliminated.  Accordingly, the Company does not expect to receive dividends from the Bank in the foreseeable future.  In addition, banks and bank holding companies are both subject to certain regulatory restrictions on the payment of cash dividends.

We are subject to extensive regulatory oversight, which could restrain growth and profitability.

We are subject to extensive federal and state regulation and supervision.  Laws and regulations affecting financial institutions are undergoing continuous change, and management cannot predict the ultimate effect of these changes.   Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  Any change in this regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations or otherwise materially and adversely affect our business, financial condition, prospects or profitability.

If external funds are not available, this could adversely impact our growth and future prospects.

The Bank relies on deposits, brokered deposits, and other borrowings to fund its operations.  Although we have been able to replace maturing deposits if desired, no assurance can be given that we will be able to replace such funds in the future if our financial condition or market conditions were to change.  Although we consider the sources of existing funds adequate for our current liquidity needs, we may seek additional brokered deposits or debt in the future to achieve our long-term business objectives.  There can be no assurance additional funds, if sought, would be available to us or, if available, would be on favorable terms.  If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

In the future, should the Company need additional capital to support the business of the Company or the Bank, expand operations or maintain minimum capital requirements, the Company may not be able to raise additional funds through the issuance of additional shares of common stock or other securities.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired. Even if the Company is able to obtain capital through the issuance of additional shares of common stock or other securities, the sale of these additional shares could significantly dilute your ownership interest.

The Company’s directors and executive officers could have the ability to influence shareholder actions in a manner that may be adverse to your personal investment objectives.

As of December 31, 2007, directors and executive officers of the Company owned 120,635 shares of the Company’s common stock, which represents approximately 5.3% of its issued and outstanding common stock.  Additionally, the Company has issued warrants to the Company’s directors and has issued stock options to the Bank’s executive officers. If the outside directors exercised all of their warrants, they would own shares upon exercise representing as much as 6.7% of the Company’s then outstanding common stock.  Moreover, although all of the employee stock options are not immediately exercisable, upon exercise of the employee stock options issued to the Bank’s executive officers, together with the exercise of warrants held by the directors, the Company’s directors and executive officers would own shares representing as much as 16.1% of the Company’s then outstanding shares of common stock.

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

Item 2.  Description of Property

The Bank maintains two locations.  Its main branch location, which is also the principal executive office of the Company, is located at 905 Calle Amanecer, Suite 100, San Clemente, California 92673.  The Bank occupies 10,130 square feet of the main lobby-accessed ground floor of a 45,000 square foot, freestanding, three-story office building. The Bank also operates a branch office located at the intersection of North El Camino Real and Garden View in Encinitas, California, which is approximately 37 miles south of the main office.  The branch office occupies 4,284 square feet in a commercial building in a developed commercial center.  The Bank has entered into lease agreements with respect to each of the banking locations.  The aggregate commitments under the leases are set forth in the notes to the audited financial statements included in this Form 10-KSB.  At this time, the Bank does not intend to own any of the properties from which it will conduct banking operations.   Management believes that these facilities are adequate to meet the present needs of the Company and Bank.

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

Year Ended December 31, 2007:	High	Low
First Quarter	$12.00	$9.60
Second Quarter	11.00	9.85
Third Quarter	10.00	8.75
Fourth Quarter	9.00	6.50

Year Ended December 31, 2006:	High	Low
First Quarter	$14.50	$11.75
Second Quarter	14.50	12.25
Third Quarter	13.00	12.00
Fourth Quarter	13.50	11.85

Holders

As of December 31, 2007, there were approximately 496 holders of record.

Dividends

The Company has never declared or paid dividends on its common stock.  In addition, the Company expects to retain future earnings, if any, for use in the operation and expansion of the Bank’s business and does not anticipate paying any cash dividends in the foreseeable future.  Any determination to pay dividends in the future will be at the discretion of the board of directors and will, among other factors, depend upon regulatory requirements and restrictions, the Company’s results of operations, its financial condition and capital requirements.  Because, as a holding company, the Company conducts no material activities at this time other than holding the common stock of the Bank, its ability to pay dividends depends on the receipt of dividends from the Bank.  The board of directors of the Bank intends to retain earnings to promote growth and build capital and to recover any losses incurred in prior periods.  Accordingly, the Company does not expect to receive dividends from the Bank in the foreseeable future.  In addition, banks and bank holding companies are both subject to certain regulatory restrictions on the payment of cash dividends.  In the case of the Company, for example, the existence of any cash at the Company in order to be able to pay dividends to shareholders of the Company is substantially dependent on the earnings of the Bank and the payment of dividends by the Bank to the Company, as the Bank’s sole shareholder.  The Bank is currently prohibited by the regulators from paying dividends without regulatory approval until the accumulated deficit has been eliminated. For additional discussion of legal and regulatory restrictions on the payment of dividends, see “Part I – Item 1.  Description of Business – Supervision and Regulation.”

Securities Authorized For Issuance Under Equity Compensation Plans

The shareholders of the Company approved the Pacific Coast National Bancorp 2005 Stock Incentive Plan at the 2006 annual meeting.

Equity Compensation Plan Information
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,088,647	$11.16	78,454
Equity compensation plans not approved by security holders	-	-	-
Total	1,088,647	$11.16	78,454

Recent Sales of Unregistered Securities

None

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The purpose of the following discussion is to address information relating to our financial condition and results of operations that may not be readily apparent from the financial statements and notes included in this Report.  This discussion should be read in conjunction with the information provided in our financial statements and the notes thereto. The financial information provided below has been rounded in order to simplify its presentation.  However, the ratios and percentages provided below are calculated using the detailed financial information contained in the consolidated financial statements, the notes thereto and the other financial data included elsewhere in this Annual Report.

General

Pacific Coast National Bancorp is a bank holding company headquartered in San Clemente, California, offering a broad range of commercial and consumer banking services through its wholly-owned subsidiary, Pacific Coast National Bank.  As of December 31, 2007, on a consolidated basis, we had total assets of $112.5 million, net loans of $96.1 million, total deposits of $99.0 million and shareholders’ equity of $12.8 million.

The following discussion focuses on our financial condition and results of operations as of and for the years ended December 31, 2007 and 2006, presented on a consolidated basis.

Critical accounting policies

This discussion and analysis of our financial condition and results of operations is based upon the Company’s financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements.  Actual results may differ from these estimates under different assumptions or conditions.  The following is a description of the Company’s significant accounting policies used in the preparation of the accompanying consolidated financial statements.

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

As of December 31, 2007, a review of the loan portfolio indicated that a loan loss allowance of $1.8 million was adequate to cover probable losses in the portfolio.  Refer to Notes to Consolidated Financial Statements, Note A - Summary of Significant Accounting and Reporting Policies, Provision and Allowance for Loan Losses for a detailed description of management’s estimation process and methodology related to the allowance for loan losses.

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

The Company uses the Black-Scholes option pricing model to estimate the fair values of the options granted. The estimates that are a part of the calculation for the compensation costs include the expected life of the stock options, the risk-free interest rate, expected volatility, dividend yield and the forfeiture rate of pre-vested options. These estimates have significant influence over the final expense and the Company does have not a history on which to base these assumptions. Refer to Notes to Consolidated Financial Statements, Note A - Summary of Significant Accounting and Reporting Policies, Change In Accounting Principle for a detailed description of management’s estimation process and methodology related to stock-based payments.

Deferred Taxes

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

In June, 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financials statements in accordance with SFAS No. 109, “Accounting For Income Taxes.” FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007, with no effect on the Company’s consolidated financial statements.

We recognize interest and penalties, if any, related to unrecognized tax benefits with the income tax expense line in other non-interest expenses. Accrued interest and penalties, if any, are included in other liabilities in the consolidated balance sheet.

Recent Accounting Pronouncements

In March 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140, which will permit the Bank, beginning in 2007, to choose between two different methods of measuring ongoing changes in the value of its SBA loan servicing asset: the amortization method or the fair value measurement method. The Company has chosen the amortization method for the year ended December 31, 2007.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial instruments. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no effect on the Company upon adoption on January 1, 2007.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157”, to partially defer FASB Statement No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value  in the financial statement on a recurring basis. SFAS 157 is effective for us on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis for which our effective date is January 1, 2009. We are in the process of evaluating SFAS No. 157 and do not believe it will have a significant effect on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective, however, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available for sale or trading securities. SFAS 159 is elective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing this statement to determine whether or not we would elect to measure any financial instruments at their fair value.

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

Our principal markets include the coastal regions of Southern Orange County and Northern San Diego County. As of December 31, 2007, we had, on a consolidated basis, total assets of $112.5 million, net loans of $96.1 million, total deposits of $99.0 million, and shareholders' equity of $12.8 million. We currently operate through our main branch office located at 905 Calle Amanecer in San Clemente, California and a branch office at 499 North El Camino Real in Encinitas, California.

We incurred a net loss for 2007 of ($4.0) million or ($1.77) per share, as compared to a net loss of ($4.2) million, or ($1.84) per share, during 2006. The improvement in loss per share for the year was primarily attributable to a 73% increase in net interest income, a 383% increase in non-interest income partially offset by a 13% increase in non-interest expense income and a reduction in non-cash expense related to our adoption of FAS 123R to $770 thousand in 2007 compared to $1.5 million for 2006. The 2007 loss resulted in a return on average assets of (5.3%) and a return on average equity of (28.1%). The 2006 loss resulted in a return on average assets of (9.6%) and a return on average equity of (24.2%).

The following discussion focuses on our financial condition as of December 31, 2007 and results of operations for the years ended December 31, 2007 and 2006.

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

Net interest income for 2007 before the provision for loan losses was $3.5 million compared to  $2.0 million for 2006. This growth was attributable to the increase in the volume of earning assets and the greater percentage of loans as a part of earning assets in 2007.

During 2007, loans accounted for 81% of average earning assets, with a weighted average yield of 8.08%, compared to 2006 when 50% of the average earning assets were loans, with a weighted average yield of 8.35%. The increase in loans as a percentage of average earning assets occurred as a result of significantly increased loan originations in 2007 and a reduction in investment securities in 2007 in order to provide funding for the loan growth. The decrease in the average yield resulted from the competitive pricing environment. Total loan interest income was $4.8 million, including net loan fees of $24 thousand, for 2007 compared to $1.7 million in total loan interest income, including $56 thousand in loan fees, in 2006.

Other earning assets consist of investments, capital stock of the Federal Reserve Bank, time deposits with other financial institutions and overnight fed funds. Fed funds sold averaged $10.7 million in 2007 with an average yield of 5.24% compared to an average of $11.2 million in 2006 with an average yield of 5.07%. The increase in the rate in 2007 compared to 2006 was the result of increases in rates set by the Federal Reserve Bank. Investments, capital stock of the Federal Reserve Bank, and time deposits with other financial institutions averaged $3.3 million with a yield of 5.06% for 2007 compared to 2006 with an average of $9.5 million with a yield of 4.53%. The increase in the average yield for 2007 occurred as result of higher yields on the investment securities and on time deposits with other financial institutions.  Total interest earned on other earning assets was $729 thousand in 2007 compared to $999 thousand in 2006.

Interest-bearing liabilities, consisting entirely of deposits, averaged $45.4 million with an average rate of 4.37% during 2007, compared with $18.2 million in interest-bearing deposits at a rate of 3.67% for 2006.  Total interest expense was $2.0 million in 2007 compared to $667 thousand in 2006. The increase in the average rate on deposit products was the result of competitive pressures within our market areas, a high-yield money market account with the rate tied to the fed funds rate for large-balance customers, and the utilization of brokered deposits which in general have higher rates than core deposits. The increases in deposits in the 2007 periods occurred as a result of our marketing campaigns, the cross-selling of deposit products to our borrowers, direct sales calls and utilization of brokered deposits in order to fund increased loan demand.

Due to strong loan demand, we began utilizing brokered deposits in 2007. As discussed under "Capital Resources and Capital Adequacy Management", we seek to limit the amount of brokered deposits as their utilization typically would be expected to increase our overall cost of funds. As of December 31, 2007, $28.2 million in brokered funds were on deposit with an average rate of 4.94%. Total interest expense for these deposits was $331 thousand in 2007. These deposits are included in other time certificate of deposits.

The net interest margin was 4.81% for 2007 compared to 4.94% for 2006. Non-interest bearing demand account balances averaged $16.9 million for 2007, representing 27.1% of total deposits as compared $8.1 million, representing 30.7% of total deposits for 2006. While the dollar amount of demand deposits has continually increased, the percentage of demand deposits to total deposits has decreased. This was the result of an increase in money market accounts in response to the new high-yield variable-rate account and the increase in time deposits to maintain liquidity as the loan portfolio has grown.

We earned $3.5 million in net interest income on average interest-earning assets of $72.9 million for 2007 compared to $2.0 million in net interest income on $41.1 million in average earning assets for 2006. Net interest income before provision for loan losses increased by $1.6 million due primarily to the increase in volume of earning assets, and decreased by $132 thousand due primarily to higher interest rates.

The following tables set forth, for the period indicated, information related to the Company’s average balance sheet and its average yields on assets and average costs of liabilities.  These yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities and are then annualized.  Average balances have been derived from the daily balances for the years ended December 31.

	2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning Assets:
Net Loans Receivable (1)	$58,873,470	$4,759,241	8.08%	$20,329,370	$1,697,765	8.35%
Investment Securities	2,647,502	128,488	4.85%	8,221,242	366,555	4.46%
Investment in capital stock of Federal Reserve Bank and Other Investments	655,638	38,652	5.90%	1,311,362	64,820	4.94%
Fed funds sold	10,725,184	561,922	5.24%	11,206,329	568,115	5.07%
Total interest-earning assets	72,901,794	5,488,303	7.53%	41,068,303	2,697,255	6.57%
Noninterest-earning assets	3,763,248			2,787,097
Total Assets	$76,665,042			$43,855,400

Liabilities and Stockholders' Equity
Money Market and Savings Deposits	$29,389,779	$1,300,882	4.43%	$10,187,531	391,078	3.84%
Interest-bearing Checking	3,161,019	41,927	1.33%	1,998,966	26,850	1.34%
Time Deposits of $100,000 or more	3,113,659	163,313	5.25%	3,749,227	171,437	4.57%
Other Deposits	9,752,208	478,356	4.91%	2,248,361	78,000	3.47%
Total Interest-bearing liabilities	45,416,666	1,984,478	4.37%	18,184,085	667,365	3.67%
Non-interest bearing checking accounts	16,865,775			8,072,933
Non-interest bearing liabilities	448,882			237,144
Stockholders' Equity	13,933,719			17,361,238
Total Liabilities and
Stockholders' Equity	$76,665,042			$43,855,400

Net Interest Income		$3,503,825			$2,029,890

Net Interest Spread (2)		3.16%			2.90%

Net Interest Margin (3)		4.81%			4.94%

(1)	Loan fees (costs) are included in total interest income as follows: 2007 $24 thousand; 2006 $56 thousand.
(2)	Net interest spread represents the yield earned on average total interest-earning assets less the rate paid on average interest-bearing liabilities.
(3)	Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected interest income and interest expense in 2007 compared to 2006. Because the Bank grew significantly in 2007, changes due to volume account for a significant majority of the overall change. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Year Ended December 31, 2007 Compared to December 31, 2006
Increase/(Decrease) in Net Interest Income

	Due To
	Rate	Volume	Net
Interest-earning Assets:
Net Loans Receivable	$(56,082)	$3,117,558	$3,061,476
Investment Securities	29,898	(267,965)	(238,067)
Investment in capital stock of Federal Reserve Bank and Other Investments	10,752	(36,920)	(26,168)
Fed Funds	18,658	(24,851)	(6,193)
Total	3,225	2,787,823	2,791,048
Noninterest-earning assets
Total Assets

Liabilities and Stockholders' Equity
Money Market and Savings Deposits	68,326	841,478	909,804
Interest-bearing Checking	(340)	15,417	15,077
Time Deposits of $100,000 or more	23,226	(31,350)	(8,124)
Other Deposits	44,173	356,183	400,356
Total	135,385	1,181,728	1,317,113

Net Change in Net Interest Income	$(132,159)	$1,606,094	$1,473,935

Non-accruing loans increase the volume of loans and decrease the rate. Loan fees are included as part of interest earned on loans and therefore increase the rate and have no effect on volume.

Provision for credit losses and allowance for credit losses

The provision for credit losses is the annual cost of providing an allowance or reserve for estimated probable losses on loans.  The provision for loan losses was $1.4 million in 2007 and $349 thousand in 2006. The increase in expense in 2007 was directly related to the $63.1 million increase in our loan portfolio and the deterioration of two construction loan participations totaling $2.5 million. The allowance for loan losses reflects management’s judgment of the level of allowance adequate to absorb estimated credit losses in the Bank’s loan portfolio.  The allowance for loan losses is determined based on management's assessment of several factors including, among others, the following: review and evaluation of individual loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences and the levels of classified and nonperforming loans. Because the Bank has no loss history on which to build assumptions for future loan losses, a national bank peer group average is also used to estimate adequate levels of loan loss reserves. There were no charge-offs of loans during 2007 and one charge-off in 2006 for $5 thousand.

Additional information regarding the calculation of the loan loss provision for 2007, the factors considered by the Bank’s management in establishing the reserves and the quality of the Bank’s loan portfolio is included in the section of this Report titled “Part I – Item 1. Business – Asset quality.”

Noninterest Income

For the year ended December 31, 2007, non-interest income was $618 thousand which included, in addition to the $392 thousand in gains on the sale of the guaranteed portion of SBA loans, a net loss on the sale of investments of $12 thousand and loan referral fees of $128 thousand. For the year ended December 31, 2006, non-interest income was $128 thousand including $90 thousand from gain on sale of SBA loans. To supplement net interest income and diversify the Bank's income stream, in 2007 the Bank established a Real Estate Industries Group to generate non-interest fee income by brokering commercial real estate loans in excess of the Bank’s legal lending limit or that otherwise do not meet the Bank’s lending criteria due to size, location, or other factors, resulting in $175 thousand in fee income. The remaining non-interest income of $51 thousand in 2007 and $38 thousand in 2006 was primarily related to service charges on deposit accounts.

Noninterest Expense

Total noninterest expense was $6.8 million in 2007 as compared to $6.0 million in 2006. The major components of the 2007 expense as compared to 2006 expense are discussed below. As we grow, management is committed to controlling costs and expects to moderate noninterest expenses relative to revenue growth.

Salaries and employee benefits, the largest component of noninterest expense, totaled $3.7 million for 2007 and $3.9 million for 2006. Included in salaries and employee benefits for 2007 was $706 thousand representing a portion of the expense for the employee stock options granted from May 16, 2005, through December 31, 2007 as compared to $1.5 million in 2006. SFAS No. 123 (R) requires compensation cost related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Excluding the expense associated with SFAS No. 123 (R), salaries and employee benefits increased by $562 thousand in 2007 compared with 2006. The increase in expense was the direct result of hiring additional personnel to accommodate the growth in our operations. Employee benefit costs, including employer taxes and group insurance, accounted for approximately 22.1% of the salary and employee benefits expense in 2007 compared to 19.9% in 2006. The increase in the ratio in 2007 was due to the lower amortization costs for the fair value of the stock options. As of December 31, 2007 and 2006, the Bank had 43 and 31 employees, with a full-time–equivalent of 40 and 29 employees, respectively. The Bank continues to improve its efficiency as measured by the ratio of assets per employee. The volume of assets per employee as of the end of 2007 was $2.6 million compared to $1.9 million at the end of 2006.

Occupancy expense increased to $995 thousand in 2007 from $790 thousand in 2006. The increase was primarily attributable to the addition of more space in the San Clemente location beginning in August 2006. Depreciation expense of fixed asset and tenant improvements for 2007 was $359 thousand as compared to $320 thousand in 2006.

Professional fees for 2007 were $609 thousand compared to $185 thousand in 2006. For 2007, $116 thousand was paid in legal fees, related primarily to corporate matters including SEC regulations, personnel matters and stock option grants.  Internal and external audit fees totaling $228 thousand and $217 thousand were paid to outside consultants for various projects. The increase in these costs in 2007 was attributable to more frequent and in-depth internal audits of the credit and operational areas of the Bank, costs incurred with the change of accounting firms, and preparation for compliance with Section

404 of Sarbanes-Oxley. The remaining expenses within this category include compliance-related training and resources. For 2006, $67 thousand was paid in legal fees, related primarily to corporate matters including SEC regulations, $56 thousand related to both internal and external audit fees, $40 thousand related to outside consultants and various projects, with the remainder related to compliance issues.

Data processing expenses for 2007 and 2006 totaled $444 thousand and $407 thousand respectively. The increase in expenses in 2007 was primarily attributable to website support related to cash management products including the development of remote deposit capture products. Most of the other expenses in this category are routine in nature and are expected to be fairly consistent, however network administration and security expense can fluctuate as new employees and new products are added.

For 2007 and 2006, office expenses totaled $439 thousand and $329 thousand, respectively. The three areas that reflected the largest increases from 2007 to 2006 were auto expense, postage expense, and armored car expense. Auto expenses increased to $105 thousand from $79 thousand due to an increase in the number of calling officers and the cost of fuel. Postage expense increased to $23 thousand from $10 thousand due to an increase in the number of customers, increased mailings to shareholders, and direct mail campaigns. Armored car expense increased to $67 thousand from $36 thousand due to an increase in the number of customers using the service. Other items in this expense category include office supplies, insurance, including workers compensation insurance, check printing costs, meetings and travel costs, and ATM surcharge refunds

Marketing expenses totaled $266 thousand for 2007 and $231 thousand for 2006. This category includes expenses related to publication of a quarterly newsletter, periodic shareholder mailings, direct mail campaigns to local businesses, and sponsorship of key community events. The year over year increase was primarily due to the implementation of a quarterly shareholders’ newsletter.

The following table sets forth the breakdown of Other Expenses for periods shown.

	Year Ended December 31, 2007	Year Ended December 31, 2006
Regulatory Assessments	$43,370	$26,344
Director Training	15,082	15,240
Compensation Expense related to director stock options	64,488	22,845
Loan-related costs(1)	66,055	39,541
Recruiting Costs	87,573	14,443

Costs associated with Annual Meeting	40,903	38,801
	$317,421	$157,216

(1)	Primarily consists of appraisal fees, environmental reports and the provision for unfunded loan commitments.

Income Taxes

$2 thousand in state taxes were paid during 2007 and 2006. No federal tax expense or federal or state tax benefit has been recorded for 2007 and 2006 based upon net operating losses. We will begin to recognize an income tax benefit at the time we become profitable.

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

Financial Condition as of December 31, 2007 and 2006

Total assets as of December 31, 2007, were $112.5 million, consisting primarily of cash and fed funds sold of $14.5 million and net loans of $96.1 million compared with total assets as of December 31, 2006 of $56.2 million, consisting primarily of cash and fed funds sold of $10.9 million, securities held to maturity of $7.9 million and net loans of $34.4 million Total deposits as of December 31, 2007 were $99.0 million compared with $39.9 million as of December 31, 2006, and shareholder's equity as of December 31, 2007 was $12.8 million compared with $16.0 million as of December 31, 2006.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At December 31, 2007, we had $12.8 million in federal funds ("fed funds") sold and no interest-bearing deposits at other financial institutions. Federal funds sold allow us to meet Bank liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. At December 31, 2006, we had $9.4 million in fed funds and $1.0 million in interest-bearing deposits in other institutions. The decrease in fed funds and interest-bearing deposits in other financial institutions was due to the increase in outstanding loans.

Investment Securities

The investment portfolio serves primarily as a source of interest income and, secondarily, as a source of liquidity and a management tool for the Bank's interest rate sensitivity. The investment portfolio is managed according to a written investment policy established by the Bank's Board of Directors and implemented by the Investment/Asset-Liability Committee.

During 2007, we made the decision to sell specific investments issued by the Federal National Mortgage Association, or FNMA or Fannie Mae, based on concerns that the underlying mortgages could be impacted by the events in the sub-prime lending arena. These securities had been designated as "held to maturity". Because the securities were sold prior to maturity, we are required to designate the entire investment portfolio as "available for sale" for 24 months following the sale. This designation requires that the securities be recorded at market value rather than book value. The increase and decrease in market value each quarter is made to accumulated comprehensive income and is not reflected in operating earnings or losses.

We owned no investment securities as of December 31, 2007. During 2007 we sold $7.9 million in investment securities held as available for sale, at a net loss of $12 thousand.

At December 31, 2007, we had Federal Reserve Bank stock carried at a cost of $405 thousand. At December 31, 2007, this stock was not pledged as collateral for any purpose. For additional information regarding our securities portfolio see “Item 1. Business – Investments.”

Loan Portfolio

Our primary source of income is interest on loans. The real estate portion of the loan portfolio is comprised of the following: mortgage loans secured typically by commercial and multi-family residential properties, occupied by the borrower, having terms of three to seven years with both fixed and floating rates; revolving lines of credit granted to consumers, secured by equity in residential properties; and construction loans. Construction loans consist primarily of high-end, single-family residential properties, primarily located in the coastal communities, and commercial properties for owner-occupied, have a term of less than one year and have floating rates and commitment fees. Construction loans are typically made to builders that have an established record of successful project completion and loan repayment. At December 31, 2007, we held $41.7 million in commercial and multi-family real estate loans outstanding, representing 42.7% of gross loans receivable, and no undisbursed commitments.  Of this total, $1.3 million were SBA loans with no undisbursed commitments. The remaining real estate portfolio was comprised of $31.2 million in construction loans representing 31.9% of gross loans receivable with undisbursed commitments of $11.9 million, and $2.6 million in revolving lines secured by equity in 1-4 family residences, representing 2.7% of gross loans receivable with undisbursed commitments of $3.2 million.

The commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. The lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and can be supported by accounts receivable, inventory, equipment and other assets of the client's businesses. At December 31, 2007, we held $21.8 million in commercial loans outstanding, representing 22.4% of gross loans receivable, and undisbursed commitments of $14.3 million. Of this total, $5.0 million were SBA loans with no undisbursed commitments.

The consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. The lines of credit generally have terms of one year and the term loans generally have terms of three to five years. The lines of credit typically have floating rates. At December 31, 2007, consumer loans totaled $328 thousand, representing less than one percent of our gross loans receivable and undisbursed commitments of $96 thousand.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. We have established select concentration percentages within the loan portfolio. It also includes groups of credit considered of either higher risk or worthy of further review as part of its concentration reporting. As of December 31, 2007 real estate loans comprise 77.3% of the total loan portfolio, as compared to 71.1% at December 31, 2006. Although significant, a high percentage of these loans are for commercial purposes with real estate taken as collateral and owner occupied. In addition, all the SBA loans, which are secured by real estate, are to owner-users. Although classified as commercial real estate for reporting purposes, the intended source of the cash flow to repay the obligations is from the commercial enterprise of the borrower and not directly from the sale or lease of the property. The assessment of the borrower's repayment ability is therefore based on the financial strength of the business and not the real estate held as collateral.

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

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal. For additional information regarding our loan portfolio as of December 31, 2007 and 2006 see “Item 1. Business – Lending services.”

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of December 31, 2007, there were $2.5 million in nonperforming assets.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. An internally classified loan list is maintained that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as "special mention" are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as "substandard" are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged-off. The $2.5 million in non-accrual loans were classified as substandard as of December 31, 2007.

On March 25, 2008, one of the two loans that were placed on non-accrual during the fourth quarter of 2007 was brought current by the borrower and $35 thousand in interest was taken into income.  Going forward, this loan, which has a principal balance of $1.0 million, will be classified as a restructured debt and begin accruing interest as of March 26, 2008.

Allowance for Loan Losses

Implicit in our lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with the loan portfolio, additions are made to the allowance for loan losses in the form of direct charges against income to ensure that the allowance is available to absorb possible loan losses. The factors that influence the amount include, among others, the remaining collateral and/or financial condition of the borrowers, historical loan loss, changes in the size and composition of the loan portfolio, and general economic conditions. Management believes that our allowance for loan losses as of December 31, 2007 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank's allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Beginning with the second quarter of 2006, the adequacy of our allowance for loan losses has been determined through a comparison to the Bank's peer group as defined by the OCC. We will continue to maintain an equivalent allowance until management has adequate historical data upon which to base a different level. The peer group currently maintains an average allowance for loan losses of approximately 1.25% of the outstanding principal. Our allowance was $1.8 million, or 1.90% of outstanding principal as of December 31, 2007. Management increased the overall allowance from 1.25% to 1.90% as a result of the weakening in the real estate market in Southern California and our reserves on impaired loans. We did not incur any charge offs during 2007.

In addition, a separate allowance for credit losses on off-balance sheet credit exposures is maintained for the undisbursed portion of approved loans. Although the loss exposure to the Bank is reduced because the funds have not been released to the borrower, under certain circumstances the Bank may be required to continue to disburse funds on a troubled credit. As of December 31, 2007, this allowance was $62 thousand.

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

Nonearning Assets

Premises, leasehold improvements and equipment totaled $888 thousand at December 31, 2007, net of accumulated depreciation of $934 thousand compared to $1.1 million at December 31, 2006, net of accumulated depreciation of $508 thousand. This decrease occurred due to the ongoing depreciation of fixed assets net of new purchases of $168 thousand.

Deposits

Deposits are our primary source of funds. Demand, or non-interest bearing checking, accounts as a percentage of total deposits were 17.8% at December 31, 2007, compared to 30.3% at December 31, 2006. We had $28.2 million of brokered certificates of deposit with the individual balances of under $100,000 at December 31, 2007. Of this total, $3.5 million consisted of public funds, none of which required collateralization.  At December 31, 2006, we had no brokered deposits. We intend to limit non-local and brokered deposits to 35% or less of total deposits.

Return on Equity and Assets

The following table sets forth certain information regarding the Company's return on equity and assets for the years ended December 31:

At Deccember 31, 2007
Return on average assets	-5.27%
Return on average equity	-29.01%
Dividend payout ratio	0%
Average Equity to Average Assets	18.18%

At Deccember 31, 2006
Return on average assets	-9.59%
Return on average equity	-24.23%
Dividend payout ratio	0%
Average Equity to Average Assets	39.59%

Off-Balance Sheet Arrangements and Loan Commitments

In the ordinary course of business, we enter into various off-balance sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. As of December 31, 2007, commitments to extend credit included approximately $364 thousand for letters of credit, $15.7 million for revolving lines of credit arrangements including $3.8 million in real-estate secured lines, and $13.4 million in unused commitments for commercial and real estate secured loans. We face the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, we currently expect no significant credit losses from these commitments and arrangements.

Borrowings

The Bank has access to a variety of borrowing sources including $8 million in federal funds lines through two correspondent banks. The Bank also has the option of applying for a line of credit from the Federal Home Loan Bank of San Francisco. As of December 31, 2007, there were no borrowings outstanding.

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

The following table sets forth the Bank’s capital ratios as of December 31, 2007 and 2006.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount		Amount		Amount
	(Thousands)	Ratio	(Thousands)	Ratio	(Thousands)	Ratio
As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$13,672	11.55%	$9,470	8.0%	$11,837	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$12,193	10.30%	$4,735	4.0%	$7,102	6.0%
Tier 1 Capital (to Average Assets)	$12,193	12.19%	$4,002	4.0%	$5,002	5.0%

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$15,529	50.19%	$2,470	8.0%	$3,088	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$15,133	49.00%	$1,235	4.0%	$1,853	6.0%
Tier 1 Capital (to Average Assets)	$15,133	27.46%	$2,204	4.0%	$2,755	5.0%

The following table sets forth the Holding Company's capital ratios as of December 31, 2007 and 2006.

	Actual		For Capital Adequacy Purposes
	Amount		Amount
	(Thousands)	Ratio	(Thousands)	Ratio
As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$14,230	12.03%	$9,459	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$12,751	10.78%	$4,730	4.0%
Tier 1 Capital (to Average Assets)	$12,751	12.74%	$4,002	4.0%

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$16,416	13.88%	$2,470	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$16,020	13.55%	$1,235	4.0%
Tier 1 Capital (to Average Assets)	$16,020	16.01%	$2,204	4.0%

Liquidity Management

At December 31, 2007, the Company (excluding the Bank) had approximately $558 thousand in cash.  These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval that will not be granted until the accumulated deficit has been eliminated. Existing restrictions also require the Bank to maintain its "well-capitalized" status under regulatory capital guidelines in order to pay dividends to the Company.

The Bank had cash and cash equivalents of $14.5 million at December 31, 2007.  The Bank's liquidity is monitored by its staff, the Investment/Asset-Liability Committee and the Board of Directors, who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

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

As loan demand increases, greater pressure is being exerted on the Bank's liquidity. However, it is management's intention to maintain a loan to deposit ratio in the range of 90% - 105%. Given this goal, the Bank will not aggressively pursue lending opportunities if sufficient funding sources (i.e., deposits, Fed Funds, other borrowing lines) are not available. We intend to limit non-local and brokered deposits to 35% or less of total deposits. As of December 31, 2007, the loan to deposit ratio was 98.9% and brokered deposits represented 28.3% of total deposits.

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

The primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling.  The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities.  Net interest income is computed by the model assuming market rates remaining unchanged and comparing those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At December 31, 2007, an analysis was performed using the Risk Monitor model provided through Fidelity Regulatory Solutions and utilizing the Bank’s quarterly Call Report data. The table below shows the impact of rising and declining interest rate simulations in 100 basis point increments over a 12-month period. Changes in net interest income in the rising and declining rate scenarios are measured against the current net interest income. The changes in equity capital represent the changes in the present value of the balance sheet without regards to business continuity, otherwise known as “liquidation value”. Because the Bank is asset-sensitive, the net interest margin improves as rates rise and declines as rates decline.

	Interest Rate Shock
	(Dollars in thousands)
Rate Shock Fed Funds Rate	-2% 2.25%	-1% 3.25%	Annualized 4.25%	+1% 5.25%	+2% 6.25%

Net Interest Income change	(349)	(169)	-	44	80
%Change	-7.7%	-3.7%	-	1.0%	1.8%
Equity Capital Change%	-1.0%		-		-0.1%
Net Interest margin	3.8%	4.0%	4.1%	4.1%	4.2%

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

The following table sets forth, on a stand-alone basis, the Bank's amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While it is believed that such assumptions are reasonable, there can be no assurance that assumed repricing rates will approximate actual future deposit activity.

The table indicates a negative cumulative interest rate sensitivity gap for the time periods up to and including 1-3 years, and a positive interest rate sensitivity gap for 3 years and greater.

	As of December 31, 2007
	Volumes Subject to Repricing Within
	(Dollars in thousands)
	0-1 Day	2-90 Days	91-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total

Cash, fed funds and other	$12,785	$-	$-	$-	$-	$1,689	$14,474
Investments and FRB Stock	-	-	-	-	405	-	405
Loans (1)	203	30,716	13,460	11,215	39,583	2,467	97,644
Fixed and other assets	-	-	-	-	-	(26)	(26)
Total Assets	$12,988	$30,716	$13,460	$11,215	$39,988	$4,130	$112,497

Interest-bearing checking, savings and money market accounts	$40,162	$-	$-	$-	$-	$17,658	$57,821
Certificates of deposit	-	15,922	21,346	3,823	81	-	41,171
Borrowed funds	-	-	-	-	-	-	-
Other liabilities	-	-	-	-	-	753	753
Shareholders’ equity	-	-	-	-	-	12,751	12,751
Total liabilities and shareholders’ equity	$40,162	$15,922	$21,346	$3,823	$81	$31,164	$112,497

Interest rate sensitivity gap	$(27,174)	$14,795	$(7,885)	$7,392	$39,907
Cumulative interest rate sensitivity gap	$(27,174)	$(12,380)	$(20,265)	$(12,873)	$27,033
Cumulative gap to total assets	-24.2%	-11.0%	-18.0%	-11.4%	24.0%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	32.3%	77.9%	73.8%	84.2%	133.2%

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

As we continue to grow, we will continuously structure our rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates.  The Bank’s investment/asset and liability committee meets regularly to develop a strategy for the upcoming period.

Item 7.  Financial Statements

Our consolidated financial statements, including the notes thereto, and the report of independent certified public accountants are included in this Report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	58-59

FINANCIAL STATEMENTS

Consolidated Balance Sheets	60
Consolidated Statements of Operations	61
Consolidated Statements of Cash Flows	62
Consolidated Statements of Shareholders' Equity	63
Notes to Consolidated Financial Statements	64

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Pacific Coast National Bancorp
San Clemente, California

We have audited the consolidated balance sheet of Pacific Coast National Bancorp and subsidiary (the Company) as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Coast National Bancorp and subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Pacific Coast National Bancorp and subsidiary’s internal control over financial reporting as of December 31, 2007 included in the accompanying “Management’s Report on Internal Control over Financial Reporting” and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP
Irvine, California
March 31, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pacific Coast National Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of Pacific Coast National Bancorp and Subsidiary as of December 31, 2006, and the related consolidated statements of earnings, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Coast National Bancorp and Subsidiary as of December 31, 2006, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP

Laguna Hills, California
March 31, 2007

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

ASSETS

	2007	2006

Cash and due from banks	$1,688,892	$1,556,151
Federal funds sold	12,785,000	9,360,000
TOTAL CASH AND CASH EQUIVALENTS	14,473,892	10,916,151
Interest-bearing deposits in other financial institutions	-	1,000,000
Securities held to maturity	-	7,943,375
Loans	97,874,131	34,795,405
Less: Allowance for loan losses	(1,814,860)	(431,640)
Loans: net of allowance for loan losses	96,059,271	34,363,765
Premises and equipment, net	887,532	1,145,105
Federal Reserve Bank stock, at cost	405,150	493,800
Accrued interest receivable and other assets	671,339	332,051
TOTAL ASSETS	$112,497,184	$56,194,247

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand	$17,658,241	$12,071,916
Interest-bearing demand accounts	3,951,566	3,061,772
Money market	35,961,965	19,329,525
Savings	248,780	170,765
Time certificates of deposit of $100,000 or more	3,177,552	3,137,238
Other time certificates of deposit	37,993,669	2,078,856
TOTAL DEPOSITS	98,991,773	39,850,072
Accrued interest payable and other liabilities	754,146	324,592
TOTAL LIABILITIES	99,745,919	40,174,664
Shareholders' equity
Common stock - $0.01 par value; 10,000,000 shares authorized;
issued and outstanding: 2,281,700 shares at December 31,
2007 and 2,281,500 outstanding at December 31, 2006	22,817	22,815
Additional paid-in capital	25,561,705	24,788,356
Accumulated deficit	(12,833,257)	(8,791,588)
TOTAL SHAREHOLDERS' EQUITY	12,751,265	16,019,583
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$112,497,184	$56,194,247

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007 and 2006

	2007	2006
Interest income
Interest and fees on loans	$4,759,241	$1,697,765
Federal funds sold	561,922	568,115
Investment securities, taxable	128,488	366,555
Other	38,652	64,820
Total interest income	5,488,303	2,697,255
Interest expense
Time certificates of deposit
of $100,000 or more	163,313	171,437
Other deposits	1,821,165	495,928
Total interest expense	1,984,478	667,365
Net interest income before provision for loan losses	3,503,825	2,029,890
Provision for loan losses	1,383,220	349,432
Net interest income after
provision for loan losses	2,120,605	1,680,458
Noninterest income
Service charges and fees	237,431	38,018
Gain on Sale of SBA loans	392,490	89,858
(Loss) on sale of investment
securities	(12,047)	-
	617,874	127,876
Noninterest expense
Salaries and employee benefits	3,708,060	3,914,662
Occupancy	995,087	790,163
Professional services	608,871	184,617
Data processing	443,862	407,053
Office expenses	438,825	329,216
Marketing	266,422	231,102
Other	317,421	157,216
	6,778,548	6,014,028
(Loss) before income taxes	(4,040,069)	(4,205,694)
Provision for income taxes	1,600	1,600
Net (loss)	$(4,041,669)	$(4,207,294)
Per share data
Weighted-average shares outstanding	2,281,686	2,281,041
Net (loss), basic and diluted	$(1.77)	$(1.84)

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(4,041,669)	$(4,207,294)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	423,529	388,482
Provision for loan losses	1,383,220	349,432
Provision for off balance sheet contingencies	48,203	7,925
(Accretion) of investment securities	(6,486)	(6,712)
Gain on sale of loans	(392,490)	(89,858)
Loss on sale of investment securities	12,047	-
Stock-based compensation	770,851	1,497,901
Increase in Other Assets	(339,288)	(87,198)
Increase in Other Liabilities	381,351	170,158
Net cash used in operating activities	(1,760,732)	(1,977,164)

Cash flows from investing activities:
Proceeds from maturity of time deposits in other financial institutions	1,000,000	1,750,000
Purchases of investment securities held to maturity	-	(3,938,720)
Maturity of investment securities held to maturity	-	4,000,000
Proceeds from sale of investment securities	7,937,814	-
Net redemption of Federal Reserve Bank stock	88,650	59,900
Proceeds from sale of loans	6,966,193	1,609,240
Net (increase) in Loans	(69,652,429)	(26,002,457)
Purchases of premises and equipment	(165,956)	(379,521)
Net cash used in investing activities	(53,825,728)	(22,901,558)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	23,186,574	26,160,354
Net increase in time deposits	35,955,127	1,336,288
Proceeds from exercise of warrants	2,500	18,750
Net cash provided by financing activities	59,144,201	27,515,392

Net increase in cash and cash equivalents	3,557,741	2,636,670

Cash and cash equivalents at beginning of year	10,916,151	8,279,481
Cash and cash equivalents at end of year	$14,473,892	$10,916,151

Supplemental disclosure of cash flow information:
Interest paid	$1,916,374	$597,238
Income taxes paid	$1,600	$1,600

Supplemental schedule of non-cash investing activities:
Transfer of held to maturity securities to available for sale	$7,943,375	$-

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2007 and 2006

			Additional
	Shares	Common	Paid-in	Accumulated
	Outstanding	Stock	Capital	Deficit	Total

Balance at December 31, 2005	2,280,000	$22,800	$23,271,720	$(4,584,294)	$18,710,226
Warrants Exercised	1,500	15	18,735	-	18,750
Stock-based Compensation	-	-	1,497,901	-	1,497,901
Net Loss	-	-	-	(4,207,294)	(4,207,294)
Balance at December 31, 2006	2,281,500	$22,815	$24,788,356	$(8,791,588)	$16,019,583
Warrants Exercised	200	2	2,498	-	2,500
Stock-based Compensation	-	-	770,851	-	770,851
Net Loss	-	-	-	(4,041,669)	(4,041,669)
Balance at December 31, 2007	2,281,700	$22,817	$25,561,705	$(12,833,257)	$12,751,265

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Pacific Coast National Bancorp, a bank holding company, is a California corporation that incorporated on July 2, 2003. Pacific Coast National Bank (the “Bank”), chartered as a national bank by the Office of the Comptroller of the Currency (the OCC), is a wholly-owned subsidiary of Pacific Coast National Bancorp. The Bank has been organized as a single operating segment and maintains two branches in southern Orange and northern San Diego Counties.  The Bank is primarily in the business of taking deposits from and making loans to businesses and individuals throughout Orange and San Diego counties.  The Bank’s primary source of revenue is interest income from loans to customers. The Bank’s customers are predominantly small and middle-market businesses and individuals. The Bank opened for business on May 16, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of Pacific Coast National Bancorp and the Bank, collectively referred to herein as the “Company.”  All significant intercompany transactions have been eliminated.

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

Presentation of Cash Flows

For the purposes of reporting cash flows, cash and cash equivalents includes cash, noninterest-earning deposits and federal funds sold.  Generally, federal funds are sold for one day periods. Cash flows from loan originations and principal payments and deposits are reported on a net basis.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Cash and Cash Equivalents

The Company maintains amounts due from banks which exceed federally insured limits.  The Company has not experienced nor does it anticipate any losses in such accounts. The Bank is required to maintain a clearing balance of $103 thousand with the Federal Reserve Bank of San Francisco.

Investment Securities

Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.  Investments not classified as trading securities nor as held-to-maturity securities are classified as available-for-sale securities and recorded at fair value.  Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in shareholders’ equity.  Premiums or discounts on held-to-maturity and available-for-sale securities are amortized or accreted into income using the interest method.  Realized gains or losses on sales of held-to-maturity or available-for-sale securities are recorded using the specific identification method.

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

Loans

Loans are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

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

The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Measurement of impairment is based on the expected future cash flows of an impaired loan, which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan.  The Company selects the measurement method on a loan- by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral less costs of disposition.  The Company recognizes interest income on impaired loans based on its existing methods of recognizing interest income on nonaccrual loans.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Provision and Allowance for Loan Losses

Implicit in the Company’s lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan.  To reflect the currently perceived risk of loss associated with the loan portfolio, additions are made to the allowance for loan losses in the form of direct charges against income to ensure that the allowance is available to absorb possible loan losses.  The factors that influence the amount include, among others, the remaining collateral and/or financial condition of the borrowers, historical and peer bank loan loss experience, changes in the size and composition of the loan portfolio, and current economic conditions. The amount of the allowance equals the cumulative total of the provisions made to date reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  In addition, a separate allowance for credit losses on off-balance sheet credit exposures is maintained for the undisbursed portion of approved loans. Although the loss exposure to the Company is reduced because the funds have not been released to the borrower, under certain circumstances the Company may be required to continue to disburse funds on a troubled credit.

Accrued Interest and Fees on Loans

Accrued interest income is recognized daily in accordance with the terms of the note based on the ending principal balance. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans.  The accrual of interest on loans is discontinued when principal or interest is past due 90 days based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectibility.  When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income.  Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible.  Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. During 2007 two loans were designated as nonaccrual loans. During 2006 no loans were designated as nonaccrual loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

During the second quarter of 2007 we implemented the accounting for loan fees and costs as required under SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. Prior to this, loan fees had been deferred as required under FAS No. 91 but the associated loan costs had not been recognized.  In order to bring the deferred loan costs current to June 30, 2007, $74 thousand in costs was recognized, bringing net loan fees and costs to a negative, or loss, position. The charging or waiving of loan fees is often negotiated during initial discussions with the borrower. It is not unusual for a new bank to have more costs than fees in the first few years of operations.

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
December 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

In June, 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financials statements in accordance with SFAS No. 109, “Accounting For Income Taxes.” FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007, with no effect on the Company’s consolidated financial statements.  FIN No. 48 applies to all open tax years, 2005 through 2007.

Interest and penalties, if any, related to uncertain tax positions are recorded in other non-interest expense. Accrued interest and penalties, if any, are included in other liabilities in the consolidated balance sheet.

Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note J.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period would be included in diluted loss per share; however, the effect of potential shares is antidilutive during all periods presented. As a result, the Company only reports basic loss per share.  For the years ended December 31, 2007 and 2006, the conversion of approximately 278,000 and 731,000, respectively, common shares issuable upon exercise of the employee stock options and common stock warrants have not been included in the 2007 and 2006 loss per share computation because their inclusion would have been antidilutive on loss per share.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment” (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123 (R) we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic method), and accordingly recognized no compensation expense related to employees.

Under the modified prospective approach, SFAS 123 (R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in 2006 includes compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R).  Prior periods were not restated to reflect the impact of adopting the new standard. During 2007 and 2006 the Bank recognized pre-tax stock-based compensation expense of $770,851 and $1,497,901, respectively, as a result of adopting SFAS No. 123(R).

As of December 31, 2007, there was $231 thousand of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately one year.

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

Recent Accounting Pronouncements

In March 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140, which permitted the Bank, beginning in 2007, to choose between two different methods of measuring ongoing changes in the value of its SBA loan servicing asset: the amortization method or the fair value measurement method. Effective January 1, 2007, the Company chose the amortization method for the year ended December 31, 2007. The adoption of the standard did not have a material impact on the financial statements.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements - Continued

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial instruments. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no effect on the Company upon adoption on January 1, 2007.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157”, to partially defer FASB Statement No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value  in the financial statement on a recurring basis. SFAS 157 is effective for us on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis for which our effective date is January 1, 2009. We are in the process of evaluating SFAS No. 157 and do not believe it will have a significant effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective, however, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available for sale or trading securities. SFAS 159 is elective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing this statement to determine whether or not we would elect to measure any financial instruments at their fair value.

Reclassifications

Certain reclassifications have been made in the 2006 consolidated financial statements to conform to the presentation used in 2007.  These classifications are of a normal recurring nature.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE B - INVESTMENT SECURITIES

The Company had no investment securities as of December 31, 2007. The amortized cost, carrying value and estimated fair values of investment securities as of December 31, 2006 are as follows:

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities held to maturity:
December 31, 2006
U.S. Government and
Agency Securities	$7,943,375	$13,483	$(12,558)	$7,944,300

The gross unrealized loss and related estimated fair value of investment securities that have been in a continuous loss position for less than twelve months and over twelve months at December 31, 2006 are as follows:

	Less than Twelve Months		Over Twelve Months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Securities in a loss position at:
December 31, 2006
U.S. Government and
Agency Securities	$-	$-	$(12,558)	$3,986,180	$(12,558)	$3,986,180

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

During the first quarter of 2007, we made the decision to sell specific investments issued by the Federal National Mortgage Association, or FNMA or Fannie Mae, based on concerns that the underlying mortgages could be impacted by the events in the sub-prime lending arena. The investment portfolio was sold in two phases over the first and second quarters of 2007.  These securities had been designated as “held to maturity”.

We recorded a gain of $13 thousand on the sale of $3.9 million in securities in the first quarter of 2007.  We recorded a loss of $25 thousand on the sale of $4 million in securities in the second quarter of 2007.

NOTE C - LOANS AND SUBSEQUENT EVENTS

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

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART VIIDecember 31, 2007 and 2006

NOTE C – LOANS AND SUBSEQUENT EVENTS  - Continued

The composition of the loan portfolio at December 31 is as follows:

	2007		2006

Real estate
1-4 residential	$2,654,635	2.7%	$2,395,422	6.9%
Multi-Family	719,959	0.7%	297,641	0.9%
Non-farm, non-residential	40,950,795	41.9%	18,246,727	52.3%
Construction & Land Development	31,163,576	31.9%	3,881,815	11.1%
Commercial	21,827,512	22.4%	9,844,022	28.2%
Consumer	327,735	0.3%	238,064	0.7%
	97,644,212	100%	34,903,691	100%
Net deferred loan (fees) costs, premiums and discounts	229,919		(108,286)
Allowance for loan losses	(1,814,860)		(431,640)
	$96,059,271		$34,363,765

The Bank had four loans to directors at December 31, 2007, with outstanding balances of $2.4 million, compared to two loans with outstanding balances of $1.9 million at December 31, 2006. During 2007 one of the directors with outstanding loans resigned. Therefore $1.5 million was reclassified from related party loans.

A majority of the Bank’s commercial loan portfolio is with customers located within California throughout its primary market area of Orange and San Diego Counties. The Bank grants commercial loans to borrowers in a number of different industries. The Bank’s real estate and construction loan portfolio, which is 77.3% of the Bank’s total loan portfolio as of December 31, 2007, consists of loans on real estate located throughout Southern California. Changes in economic conditions in Southern California may result in losses that cannot be reasonably predicted at this time.

Changes in the allowance for loan losses are summarized as follows:

	2007	2006
Balance at beginning of year	$431,640	$87,208
Provision charged to expense	1,383,220	349,432
Loans charged off	-	(5,000)
Recoveries on loans previously charged off	-	-
Balance at end of year	$1,814,860	$431,640

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE C – LOANS AND SUBSEQUENT EVENTS  - Continued

The Bank had two loans on which the accrual of interest has been discontinued with an outstanding balance of $2.5 million as of December 31, 2007. The Bank did not have any impaired loans as of December 31, 2006.

The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio.

	2007	2006
	($ in thousands)
Total impaired loans, all with an allowance for loan losses	$2,467	$-
Related allowance for loan losses on impaired loans	$590	$-
Total non-accrual loans	$2,467	$-
Loans past due 90 days or more and still accruing	$-	$-
Average balance during the year on impaired loans	$2,456	$-
Interest income recognized on impaired loans	$126	$-

For the year ended December 31, 2007, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounts to $170 thousand. We received and recorded $126 thousand for such loans for the year ended December 31, 2007.

On March 25, 2008, one of the loans placed on non-accrual in December 2007, with a principal balance of $1.0 million, was brought current by the borrower.  Interest has been paid through April 1, 2008, and interest reserves have been replenished.  The loan was placed onto accrual status as of March 26, 2008.

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

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE D - COMPANY PREMISES AND EQUIPMENT, NET

The composition of premises and equipment at December 31 is as follows:

	2007	2006

Bank premises	$397,791	$384,991
Furniture, fixtures and equipment	1,423,417	1,268,264
	1,821,208	1,653,255
Less accumulated depreciation	933,676	508,150
	$887,532	$1,145,105

NOTE E - DEPOSITS

At December 31, the scheduled maturities of time deposits are as follows:

	Time Deposits of $100,000 or more	Other Time Deposits	Total Time Deposits
December 31, 2007
2008	$1,861,459	$35,405,395	$37,266,854
2009	450,293	2,503,361	2,953,654
2010	865,800	-	865,800
2011 and later	-	84,913	84,913
Total	$3,177,552	$37,993,669	$41,171,221

At December 31, 2007, one customer’s balance, which was our largest depositor, totaling $28.2 million, comprised approximately 28% of total deposits. These balances constitute all our brokered deposits at December 31, 2007. The balances are included in Other Time Deposits, with $28 million maturing in 2008 and the remainder maturing in 2009.

NOTE F - OTHER BORROWINGS

The Company may borrow up to $8,000,000 overnight on an unsecured basis from its correspondent banks.  As of December 31, 2007, no amounts were outstanding under these arrangements. The Bank did not draw on these lines during 2007 or 2006. Each line has an annual renewal date and the interest rate for each line is indexed to the overnight fed funds rate at the time of the draw.

NOTE G - INCOME TAXES

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying consolidated balance sheet at December 31:

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE G - INCOME TAXES - Continued

	2007	2006
Deferred tax assets:
Pre-Opening Expenses	$872,000	$1,002,000
Net loss carryforward	2,823,000	1,928,000
Allowance for loan losses	658,000	107,000
Other	46,000	20,000
Total deferred tax assets	4,399,000	3,057,000
Deferred liabilities:
Tax over book depreciation	(32,000)	(27,000)
Accrual to cash	(16,000)	(20,000)
Total deferred tax liabilities	(48,000)	(47,000)

Net deferred tax assets	4,351,000	3,010,000

Valuation Allowance	(4,351,000)	(3,010,000)

Net deferred taxes	$-	$-

The valuation allowance was established because the Company has not reported earnings sufficient enough to support the recognition of the deferred tax assets.  The Company has net operating loss carryforwards of approximately $6.9 million for federal income and California franchise tax purposes.  Federal net operating loss carry forwards, to the extent not used, will expire in 2027.  California net operating loss carry forwards, to the extent not used, will expire in 2017.

The provision for income tax expense (benefit) differs from the amount of expected tax expense (benefit) to the amount computed by applying the statutory U. S. Federal income tax rate of 35% to the income (loss) before income taxes due to the following:

		2007	2006

Expected (benefit) at statutory rate	- Federal	(1,374,000)	(1,430,000
	- State	(238,000	(195,000)
Increase in valuation allowance		1,341,000	1,122,000
Other permanent differences, stock options		240,163	502,000
Other		32,437	2,600
Tax (benefit) expense		1,600	1,600

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE G - INCOME TAXES - Continued

Because the Company is in a net loss position for taxes, the tax provision is comprised of the minimum California Franchise tax. Please refer to Note A – Summary of Significant Accounting Policies - Recent Accounting Pronouncements for additional discussion regarding the Company’s tax position.

NOTE H - STOCK OPTIONS

The Company’s 2005 Stock Plan was approved by its shareholders in April 2006. Under the terms of the 2005 Stock Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also an officer or employee, may only be granted nonqualified stock options.  The Plan provides for options to purchase 478,800 shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant. Stock options expire no later than ten years from the date of the grant and generally vest over three years.  The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan.  The Company recognized stock-based compensation cost of $770,851 in 2007 and $1,497,901 in 2006. No tax benefit related to stock-based compensation will be recognized until such time as the Company begins recognizing its available deferred tax assets.

A summary of the status of the Company’s stock option plan as of December 31, 2007 and changes during the year ending thereon is presented below:

As of December 31, 2007
Prices of outstanding options	$6.90 - $14.00
Weighted average remaining contractual life of vested and expected to vest options	7.69 years
Aggregate intrinsic value of options, vested and expected to vest	none
Options vested and expected to vest	366,778
Weighted average exercise price of vested and expected to vest options	$10.32
Weighted average exercise price of options exercisable	$10.20
Aggregate intrinsic value of options exercisable	none
Weighted average remaining contractual life of options exercisable	7.42 years
Options exercisable remaining, end of period	249,778

The fair value of each option was estimated using the Black-Scholes option pricing model with the following assumptions presented below:

	2007	2006

Dividend Yield	0.00%	0.00%
Expected volatility	17.3% - 17.6%	19.70%
Risk Free Rate	3.78% - 4.66%	5.00%
Expected Forfieture Rate - Employees	10% - 51%	2.00%
Expected Forfieture Rate - Directors and Executive Officers	5% - 8%	5.00%
Expected life of options (in years)	6.5 Years	6.0 Years
Weighted-Average Grant Date Fair Value	$3.46	$4.83

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE H – STOCK OPTIONS - Continued

Since the Company has a limited amount of historical stock activity the expected volatility is based on the historical volatility of a specific bank that has similar demographics and a longer trading history.  The expected term represents the estimated average period of time that the options remain outstanding.  Since the Bank does not have sufficient historical data on the exercise of stock options, the expected term is based on the “simplified” method that measures the expected term as the average of the vesting period and the contractual term.  The risk free rate of return reflects the grant date interest rate offered for zero coupon U.S. Treasury bonds over the expected term of the options.

	2007		2006
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	384,965	$10.34	353,800	$10.04
Granted	55,548	$10.09	36,498	$13.24
Exercised	-	$-	-	$-
Forfeited	(40,167)	$10.13	(5,333)	$10.38
Outstanding at end of year	400,346	$10.32	384,965	$10.34

Options exercisable at year-end	249,778	$10.20	117,308	$10.03

Weighted-average fair value of
options granted during the year	$3.46		$4.82

No options were exercised during the year ended December 31, 2007 and 2006. As of December 31, 2007 there was $231,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted average period of one year.

NOTE I – RELATED PARTY TRANSACTIONS

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

	2007	2006
Beginning Balance	$1,948,392	$
Additions	1,981,649		1,948,392
Reclassifications	(1,500,000)
Payments	(6,914)		-
Ending Balance	$2,423,127		$1,948,392

Weighted Average Interest Rate	7.3%		8.3%

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE I – RELATED PARTY TRANSACTIONS - Continued

James W. Shute, Jr., who resigned as a director of the Company and the Bank on November 28, 2007, is a co-borrower, along with a limited liability company of which he is the managing member, on a loan from the Bank which is currently in default.  This loan has been placed on non-accrual status.  The principal balance outstanding on this loan has been approximately $1.5 million at all times since January 1, 2007.  Since that date, interest payments of $83 thousand have been made on the loan and the current interest rate is 7.75%.

Also in the course of ordinary business, certain officers, directors, shareholders, and employees of the Company have deposits with the Company. In the Company’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time of comparable transactions with other persons. The balance of directors and executive officer deposits at December 31, 2007 and 2006, was approximately $625,000 and $664,000 respectively.

NOTE J – COMMITMENTS AND CONTINGENCIES

Financial Instruments with off-balance sheet risk
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those commitments.  Commitments to extend credit (such as the unfunded portion on lines of credit and commitments to fund new loans) as of December 31, 2007 amounts to approximately $29,450,000, of which approximately $364,000 is related to irrevocable letters of credit.  The Company uses the same credit policies in these commitments as is done for all of its lending activities.  As such, the credit risk involved in these transactions is essentially the same as that involved in extending loan facilities to customers.

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

Lease Commitments
The Company entered into a ten-year lease for its main office in San Clemente, California and a five-year lease for a banking office in Encinitas, California. The leases began on June 1, 2005 and August 1, 2004, respectively and have renewal options for two five-year periods and three three-year periods respectively. In August of 2006, the Company entered into a lease for additional space in the San Clemente office building, under the same terms , conditions and expiration date as the original lease . The leases call for fixed annual increases and the Company is responsible for its pro rata share of common area expenses and property taxes. Rent expense amounted to approximately $491,000 and $363,000 for the periods ending December 31, 2007 and 2006. Such “stepped” rent expense is recorded on the straight-line basis over the expected life of the lease.

The approximate future minimum payments for these leases are as follows:

2008	$409,000
2009	366,200
2010	265,100
2011	271,300
2012	277,600
Thereafter	696,400
$2,285,600

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE K - WARRANTS

In connection with the Company’s initial stock offering, the Company’s organizers were awarded 234,000 warrants. This included 64,000 warrants awarded to the Company’s outside Directors in recognition of the expertise imparted, time expended and the substantial financial risks undertaken by the Directors. Compensation expense of $494,520 was recognized for the warrants issued to organizers who were not also directors of the Company.  These warrants may be exercised any time before their expiration date of May 16, 2015.  The exercise price for these warrants is $10.00 per share. As of December 31, 2007 and 2006, 234,000 warrants were outstanding.

In addition to the organizer/director warrants, each of the Company’s initial shareholders received warrants in recognition of the additional financial risk of investing in Pacific Coast National Bancorp from inception. Each initial shareholder received warrants to purchase one share of common stock for every five shares that he or she purchased in the initial public offering. These warrants may be exercised any time before their expiration date of May 16, 2008. The exercise price for these warrants is $12.50 per share. A total of 456,001 warrants were issued in May 2005.  As of December 31, 2007, 454,301 warrants were outstanding.  At December 31, 2006, 454,501 warrants were outstanding.

Organizer and initial shareholder warrants to purchase fractional shares were not issued. Instead, rounding down to the next whole number was used in calculating the number of warrants issued to any shareholder. Holders of warrants will be able to profit from any rise in the market price of the Company’s common stock over the exercise price of the warrants because they will be able to purchase shares of our common stock at a price that is less than the then current market value. If the Bank’s capital falls below the minimum level required by the OCC, management may be directed to require the holders to exercise or forfeit their warrants.

NOTE L - FAIR VALUES OF FINANCIAL INSTRUMENTS

In accordance with FASB Statement No. 107, “Disclosures About Fair Value of Financial Instruments”, a summary of the estimated fair value of the Bank’s financial instruments as of December 31, 2007 and 2006 is presented below. The estimated fair value amounts have been determined by management using available market information and appropriate valuation methodologies.

However, considerable judgment is necessary to interpret market data to develop the estimates of the fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Bank could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Statement No. 107 excludes certain financial instruments and all non-financial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current fair value estimates may differ significantly from amounts presented herein.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets

The carrying amounts of cash, short term investments, due from balances and accrued interest are considered to approximate fair value.  Short term investments include federal funds sold, securities purchased under

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE L - FAIR VALUES OF FINANCIAL INSTRUMENTS - Continued

agreements to resell, and interest bearing deposits with other banks. The fair values of investment securities, including available for sale, are generally based on quoted market prices.  The fair value of loans is estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available.

Financial Liabilities

The carrying amounts of deposit liabilities payable on demand and accrued interest are considered to approximate fair value.  For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities.

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements.  The fair values of these financial instruments are not deemed to be material.

The estimated fair value of financial instruments is summarized as follows:

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$14,473,892	$14,473,892	$10,916,151	$10,916,151
Interest-bearing deposits in other
financial institutions	-	-	1,000,000	1,000,000
Securities held to maturity	-	-	7,943,375	7,944,300
Loans receivable, net	96,059,271	97,855,604	34,363,765	34,343,544
Federal Reserve Bank stock	405,150	405,150	493,800	493,800
Accrued interest receivable	396,961	396,961	222,136	222,136

Financial Liabilities:
Time deposits	$41,171,221	$41,709,626	$5,216,094	$5,229,724
Other deposits	57,820,552	57,820,552	34,633,978	34,633,978
Accrued interest payable	754,146	754,146	324,592	324,592

NOTE M - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE M - REGULATORY MATTERS - Continued

off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount		Amount		Amount
	(Thousands)	Ratio	(Thousands)	Ratio	(Thousands)	Ratio
As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$13,672	11.55%	$9,470	8.0%	$11,837	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$12,193	10.31%	$4,735	4.0%	$7,102	6.0%
Tier 1 Capital (to Average Assets)	$12,193	12.19%	$4,002	4.0%	$5,002	5.0%

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$15,529	50.19%	$2,470	8.0%	$3,088	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$15,133	49.00%	$1,235	4.0%	$1,853	6.0%
Tier 1 Capital (to Average Assets)	$15,133	27.46%	$2,204	4.0%	$2,755	5.0%

As of December 31, 2007, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratio as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

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
December 31, 2007 and 2006

NOTE N - PACIFIC COAST NATIONAL BANCORP

Pacific Coast National Bancorp (the Bancorp) has no significant business activity other than its investment in Pacific Coast National Bank.  Accordingly, no separate financial information on the Bancorp is provided.

NOTE 0 – OTHER EXPENSES

A summary of other expenses for the years ended December 31 is as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006

Regulatory Assessments	$43,370	$26,344
Director Training	15,082	15,240
Compensation Expense related to director stock options	64,488	22,845
Loan-related costs (1)	66,005	39,541
Recruiting Costs	87,573	14,443
Costs associated with Annual Meeting	40,903	38,801
	$317,421	$157,216

(1) Primarily consists of appraisal fees, environmental reports and the provision for unfunded loan commitments

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The information required by this item was previously reported by the Company in its Current Report on Form 8-K filed on April 19, 2007.

ITEM 8A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, the Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of December 31, 2007, the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting is set forth below under "Management's Report on Internal Control Over Financial Reporting."

We do not expect that our internal control over financial reporting will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15 (f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Management, with the participation of the chief executive and chief financial officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management, with the participation of the chief executive and chief financial officers, believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this 10-KSB.

ITEM 8B. OTHER INFORMATION

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Executive Officers and Directors of the Registrant

The executive officers of the Company are identified below. As previously reported by the Company, the Company has designated President Michael S. Hahn to become President and Chief Executive Officer of the Company and the Bank upon Mr. Forkner’s planned retirement on May 16, 2008. Mr. Forkner will continue as Vice Chairman of the board of directors of the Company and the Bank.

Colin M. Forkner , age 64, is a Director and the current Chief Executive Officer of Pacific Coast National Bancorp and Pacific Coast National Bank.  Mr. Forkner had retired as President and Chief Executive Officer of California First National Bank, an Irvine, California-based bank that he founded in 1999. Before his retirement, Mr. Forkner had been actively engaged in banking for over forty years, during which time he held numerous senior executive management positions with Security Pacific Corporation, The Bank of California, Mitsubishi Bank of California, Northern Trust Bank of California and California First National Bank.  He began his banking career in 1965 with Security Pacific Corporation where he served in numerous management capacities, including Executive Vice President.  He left Security Pacific Corporation in 1986 to become Executive Vice President and Director of Strategic Planning, Marketing & Acquisitions for the Bank of California. Next he was appointed Chief

Executive Officer of the affiliated institution, Mitsubishi Bank of California where he remained until heading its merger in 1989 with The Bank of California. Mr. Forkner then remained with The Bank of California in several executive officer capacities, including Executive Vice President and Chief Credit Officer, and Chairman and Chief Executive Officer of the non-traditional investments affiliate.  Mr. Forkner left The Bank of California in 1991 to join Community Bank, where he served as Executive Vice President and Chief Administrative Officer, before joining Northern Trust Bank of California as Managing Director, where he served for four years.  He left Northern Trust Bank in 1997 to found California First National Bank and serve as its President and Chief Executive Officer.  Mr. Forkner is a director and active alumnus of The Peter F. Drucker Graduate School of Management, Claremont Graduate University.  He also completed the Graduate School of Financial Management, Stanford University Graduate School after earning a degree in Economic Theory from Claremont Men’s College.

Michael S. Hahn, age 49, is a Director and the President of Pacific Coast National Bancorp and Pacific Coast National Bank. He also serves as Chief Operating Officer of the Bank. Mr. Hahn is a San Diego County native and has more than twenty-four years of community banking experience in the Bank’s service areas. Mr. Hahn began his banking career with California First Bank which became Union Bank of California, where he served for nineteen years in various management and officer capacities, including Coastal Business Banking Center Manager, where he managed the bank’s business banking in South Orange County and North San Diego County for twenty-one offices. While at Union Bank of California, Mr. Hahn also served for eighteen months as Chairman of Vice Chairman, Richard Hartnack’s advisory board. Mr. Hahn’s banking career with Union Bank of California was briefly interrupted from 1998 to 2000 when he left to join Temecula Valley Bank, N.A. as Senior Vice President and Manager to assist them in opening their second de novo office in Fallbrook, California. Following his time with Temecula Valley Bank, N.A., he rejoined Union Bank of California to re-open and expand their business banking office in Oceanside, California where he served until October 31, 2003 when he left the bank to organize Pacific Coast National Bank. Mr. Hahn holds a Bachelor of Science degree in Business and Management from the University of Redlands and Associates in Arts degree in Real Estate from Palomar Community College. Mr. Hahn is also a graduate of the prestigious leadership program, LEAD San Diego. He has also been actively involved in numerous leadership positions with local non-profit organizations, including the San Clemente Sunrise Rotary, the San Clemente Chamber of Commerce, Fallbrook Village, Encinitas/La Costa and Shadowridge/Vista Rotary Clubs, the Downtown Encinitas Mainstreet Association, the Vista Economic Development Association and various local chapters of the Boys and Girls Club. Mr. Hahn was honored to be named Rotarian Businessman of the year for 2007 for Rotary District 5320.

Terry A. Stalk, age 53, serves as Executive Vice President and Chief Financial Officer of Pacific Coast National Bancorp and Pacific Coast National Bank. Ms. Stalk is a California native and has been actively involved in banking for over thirty years. Before joining the organizing team, Ms. Stalk was Senior Vice President and Director of Strategic Planning for Hawthorne Savings, FSB, a $2.4 billion federal savings bank where she served from 1999 to 2004. Prior to joining Hawthorne Savings, Ms. Stalk served as Chief Financial Officer for American International Bank, Pacific Western National Bank and El Segundo First National Bank. Ms. Stalk attended the University of California, San Diego.

Stanley M. Cruse, age 58, serves as the Bank’s Executive Vice President and Chief Credit Officer. Mr. Cruse joined the Bank on June 1, 2007. Mr. Cruse has over 35 years of commercial banking experience. Prior to joining the Bank, he served as Executive Vice President and Chief Credit Officer for Discovery Bank/Discovery Bancorp in San Marcos, CA. Prior to joining Discovery Bank, he was with Business Bank of California as well as several other financial institutions. In addition to his banking activities, Mr. Cruse is actively involved in various community and banking organizations. Mr. Cruse graduated on September 1, 2006 from the Graduate School of Bank at Pacific Coast Banking School on the campus of the University of Washington in Seattle, WA.

David L. Adams, age 54, serves as the Bank's Executive Vice President and manager of the Real Estate Industries Group.  Mr. Adams joined the Bank in April 2008.  Mr. Adams has over 37 years of experience with financial institutions.  Prior to joining the Bank, he served as Executive Vice President at Vineyard Bank in Irvine, California.  Prior to that, his career included positions with Hawthorne Savings Bank, Downey Savings & Loan and California First Bank.  Throughout his career his emphasis has been in real estate lending and development.  Mr. Adams obtained his Bachelor of Arts degree in economic and business administration from Point Loma Nazarene University in San Diego, California.

The directors of the Company and the Bank other than Messrs. Forkner and Hahn are identified below.

Thomas J. Applegate, age 55, is a Director of Pacific Coast National Bancorp and Pacific Coast National Bank. He is a partner with the public accounting firm of CEA, LLP, and has been actively engaged in the public accounting industry for the past 29 years. He has been licensed as a certified public accountant by the State of California since May 1981. A California native, Mr. Applegate is a graduate of San Diego State University. He has served on the faculty of Palomar College and National University and currently serves as an advisory director of the boards of two large private companies. Mr. Applegate is active member of the Chamber of Commerce, Rotary International, California Society of Certified Public Accountants, the American Institute of Certified Public Accountants, North County Estate Planning Group of San Diego and a founding member of ENDOW CARLSBAD, a community foundation.

Michael V. Cummings, age 66, is a Director of Pacific Coast National Bancorp and Pacific Coast National Bank. After serving over 35 years in the banking arena he retired in 2000. He has been engaged in providing bank consulting services since that time. Prior to that, he served in various executive management positions with Manufacturers Bank, Southern California Bank, Bank of California and Security Pacific National Bank. Mr. Cummings earned his Associates of Arts degree from El Camino College in 1963 and furthered his studies at California State University at Fullerton, majoring in Business Administration. Mr. Cummings has lived or worked in our primary service area for more than twenty years.

David E. Davies, age 73, is a Director of Pacific Coast National Bancorp and Pacific Coast National Bank. He has most recently served as an instructor of Managerial Finance at the University of Phoenix. Prior to that, he taught Economics and Banking at Keller Graduate School of Management. Until 1997, Mr. Davies was a career banker, having functioned primarily as a commercial real estate loan officer for First Interstate Bank, Sumitomo Bank  of California and the Toyo Trust & Banking Co. He is a graduate of Miami University, where he earned a Bachelor of Science degree in Finance, and of Northwestern University, where he earned a Masters of Business Administration degree in Finance. He has also completed several real estate certificate programs at the University of California, Los Angeles and Stanford.

Fred A. deBoom, age 72, is a Director of Pacific Coast National Bancorp and Pacific Coast National Bank. He has been a director of Acacia Research (NASDAQ) and Combimatrix(NASDAQ) for 10 years and has served as a managing partner in Sonfad Associates, a merger and acquisition consulting firm for the past eight years. Before joining Sonfad Associates, he served for five years as the vice president and manager of Tokei Bank’s Pasadena office and in a similar capacity for Union Bank during the nine-year period preceding his time with Tokei Bank. For the seventeen years prior to that, he was a vice president and manager for First Interstate Bank. Mr. deBoom received a Bachelor of Arts degree from Michigan State University and a Master of Business Administration degree in finance from the University of Southern California. Mr. deBoom has been a San Clemente resident since 1995.

Dennis C. Lindeman, age 60, is Chairman of the Board of Pacific Coast National Bancorp and Pacific Coast National Bank.  He is a Certified Financial Planner and has spent the last twenty years providing comprehensive business and financial planning services to closely-held business owners, executives and their families throughout Southern California.  Mr. Lindeman is a veteran of the United States Marine Corps, where he served for twenty years, primarily in operational planning and command capacities, before retiring as a Lieutenant Colonel.  Mr. Lindeman has been actively involved in leadership capacities with numerous community organizations. Mr. Lindeman received a Bachelor of Arts degree in Economics from Luther College.  He is also a graduate of the United States International University, where he received a Master of Business Administration degree in Finance.  He has lived in Fallbrook for the past twenty-five years.

Denis H. Morgan, age 55, is a Director of Pacific Coast National Bancorp and Pacific Coast National Bank. He is a registered civil engineer and a licensed general contractor in the states of California, Florida and Nevada. He served as the President and Chief Executive Officer of Pacific 17 until the business was acquired by Alcoa in November 2001. He has been active in investing in real estate opportunities since 1989 and is currently investing in and developing multi-family units in California, Arizona and New York. Mr. Morgan has also been actively involved in numerous community organizations. His volunteer activities include service as Finance Chairperson for the United Negro College Fund (San Diego), as corporate sponsor to the Urban League, Neighborhood House, National Association for the Advancement of Colored People (NAACP) and several other organizations that provide educational, housing, and financial support to the community. Mr. Morgan is a graduate of the University of Guyana, where he earned an HTD in Civil Engineering and a Bachelor of Engineering degree in Highway Engineering. He also earned a Master of Science degree in Structural Engineering from the City University of London.

John Vuona, age 50, is a director of Pacific Coast National Bancorp and Pacific Coast National Bank. He is a partner in the accounting firm of Bentson & Vuona, LLP, which he founded in 1995. Prior to forming the firm, he served as a senior manager with McGladrey & Pullen, LLP and as a partner in the firm of Gillespie, Lefevie, Lokietz & Vuona. Over his career, Mr. Vuona has worked extensively with closely-held companies in the areas of financial, manufacturing, distribution, service and construction industries. He is a certified public accountant and a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. Vuona is a graduate of Babson College, where he earned a Bachelor of Science degree in Accounting. He also completed a Master of Science degree in Taxation at the University of Southern California. Mr. Vuona currently resides in Rancho Santa Margarita, California.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which, together with the policies referred to therein, is applicable to all of our directors, officers and employees and complies with Item 406 of Regulation S-K of the Securities Exchange Act of 1934 (the “Exchange Act”). The Code of Business Conduct and Ethics covers all areas of professional conduct, including conflicts of interest, disclosure obligations, insider trading and confidential information, as well as compliance with all laws, rules and regulations applicable to our business. We encourage all employees, officers and directors to promptly report any violations of any of our policies. Copies of our Code of Business Conduct and Ethics may be obtained by any person, without charge, upon written request to Pacific Coast National Bancorp, Attn: Corporate Secretary, 905 Calle Amanecer, Suite 100, San Clemente, California 92673.

Audit Committee Membership

The members of the Audit Committee are Dennis Lindeman, Thomas Applegate and David Johnson (Chairman).  Our board of directors has determined that each member of the Audit Committee satisfies the independence requirements of the Securities and Exchange Commission and NASDAQ. Our Board has also determined that Mr. Johnson qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K under the Exchange Act and has the requisite accounting or related financial expertise required by applicable NASDAQ rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except for the failure by Officer David L. Adams to timely file a Form 3 upon becoming an officer and to timely file a Form 4 to report a single transaction, the failure by Officer Stanley M. Cruse to timely file a Form 4 to report a single transaction, the failure by Director Thomas J. Applegate to timely file a Form 4 to report two transactions and the failure by former Director James W. Shute, Jr. to timely file a Form 4 to report two transactions.

Item 10.  Executive Compensation

Compensation Philosophy

The duty of the Compensation Committee of the Company’s board of directors is to evaluate and make recommendations to the board of directors regarding the administration of the executive compensation program for Pacific Coast National Bancorp and Pacific Coast National Bank. The Compensation Committee is responsible for recommending appropriate compensation goals for the executive officers of Pacific Coast National Bancorp, evaluating the performance of such executive officers in meeting such goals and making recommendations to the board with regard to executive compensation. Pacific Coast National Bancorp’s compensation philosophy is to ensure that executive compensation be directly linked to continuous improvements in corporate performance, achievement of specific operation, financial and strategic objectives, and increases in shareholder value. The Compensation Committee regularly reviews the compensation packages of Pacific Coast National Bancorp’s executive officers, taking into account factors that it considers relevant, such as business conditions within and outside the industry, Pacific Coast National Bancorp’s financial performance, the market composition for executives of similar background and experience, and the performance of the executive officer under consideration. The particular elements of Pacific Coast National Bancorp’s compensation programs for executive officers are described below.

Compensation Structure

The base compensation for the executive officers of Pacific Coast National Bancorp named in the Summary Compensation Table is intended to be competitive with that paid in comparable situated industries, taking into account the scope of responsibilities. The goals of the Compensation Committee in establishing Pacific Coast National Bancorp’s executive compensation program are:

•	to compensate the executive officers of Pacific Coast National Bancorp fairly for their contributions to Pacific Coast National Bancorp’s short, medium and long-term performance; and

•
to allow Pacific Coast National Bancorp to attract, motivate and retain the management personnel necessary to Pacific Coast National Bancorp’s success by providing an executive compensation program comparable to that offered by companies with which Pacific Coast National Bancorp competes for management personnel.

Upon the opening of the Bank, the Company entered into employment agreements with Mr. Forkner, Mr. Hahn, and Ms. Stalk. The Company entered into an employment agreement with Mr. Cruse in June of 2007, contingent upon his approval as Chief Credit Officer by the OCC which was received on August 10, 2007. Each employment agreement provides for a set base salary during the first year of the agreement, which may be increased upon review by the Board at the end of each year. The base salary level for each officer is determined by taking into account individual experience, individual performance, individual potential, cost of living considerations and specific issues particular to Pacific Coast National Bancorp. Base salary level for executive officers of selected banks and bank holding companies of similar size are also taken into consideration in setting an appropriate base salary for the named executive officers. The base level established for each executive officer is considered by the Compensation Committee to be competitive and reasonable.

The Compensation Committee monitors the base salary levels and the various incentives of the executive officers of Pacific Coast National Bancorp to ensure that overall compensation is consistent with Pacific Coast National Bancorp’s objectives and remains competitive within the area of Pacific Coast National Bancorp’s operations. In setting the goals and measuring an executive’s performance against those goals, Pacific Coast National Bancorp considers the performance of its competitors and general economic and market conditions. None of the factors included in Pacific Coast National Bancorp’s strategic and business goals are assigned a specific weight. Instead, the Compensation Committee recognizes that the relative importance of these factors may change in order to adapt Pacific Coast National Bancorp’s operations to specific business challenges and to reflect changing economic and marketplace conditions.

Annual Compensation

The annual compensation of the executive officers of Pacific Coast National Bank consists of a base salary and an auto allowance or the use of a company-owned auto. In the future, annual performance bonuses may be paid; however, as is typically the case with de novo or “start-up” banks, they are prohibited under an agreement with our primary banking regulators until such time as the bank is profitable.

Stock Incentive Plan

The board of directors and shareholders have approved the Pacific Coast National Bancorp 2005 Stock Incentive Plan. Stock options are currently the primary source of long-term incentive compensation for the executive officers and directors of Pacific Coast National Bancorp and Pacific Coast National Bank. Each of the employees, executive officers, members of senior management and directors of Pacific Coast National Bancorp and Pacific Coast National Bank is eligible to participate in the 2005 Stock Incentive Plan. Pursuant to their respective employment agreements, we issued to Colin M. Forkner, Michael S. Hahn, Stanley M. Cruse and Terry A. Stalk options to purchase 91,200, 91,200, 12,500 and 57,000 stock options, respectively. In 2006, the Compensation Committee made a discretionary award to each of the three executive officers of an additional 4,416 stock options based on the successful completion of the first year of operations at the bank. In 2007, the Compensation Committee made a discretionary award to Colin M. Forkner and Michael S. Hahn each of 4,926 stock options, and to Terry A. Stalk of 14,926 stock options, based on the successful completion of the second year of operations at the Bank.

Employment Agreements

Compensation of the Chief Executive Officer

We have entered into an employment agreement with Colin M. Forkner regarding his employment as Chief Executive Officer of Pacific Coast National Bank. This agreement will expire upon the effectiveness of Mr. Forkner’s retirement in May 2008. Under the terms of the agreement, Mr. Forkner initially received a base salary of $160,000 per year. Following the first year of the agreement, the base salary was reviewed by the board of directors and increased to $170,000.  Following the second year of the agreement, the base salary was reviewed by the board of directors and increased to $180,000. Mr. Forkner is eligible to participate in any incentive compensation plan and all other benefit programs adopted by the Bank and also receives additional life insurance plus other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and an automobile allowance.

Mr. Forkner’s employment agreement also provided for the issuance of options to purchase 91,200 shares of common stock at an exercise price of $10.00 per share, exercisable within 10 years from the date of grant. 30,000 of the options are being treated as incentive stock options, and 61,200 are being treated as non-statutory stock options, all of which vest ratably over a period of three years beginning on the date of grant.

In reviewing the 2007 compensation of Mr. Forkner, the Compensation Committee and board of directors undertook the same evaluation set forth above with respect to executive officers. The Compensation Committee believes that Mr. Forkner’s total compensation is reasonable and competitive based on the overall performance of Pacific Coast National Bancorp.

Compensation of the Chief Financial Officer

We have entered into an employment agreement with Terry A. Stalk regarding her employment as Chief Financial Officer of Pacific Coast National Bank. The term of the agreement is for five (5) years ending May 2010, and will automatically renew for successive one year terms following the end of the initial five year term unless either party provides notice that it will not seek to renew the agreement.

Under the terms of the agreement, Ms. Stalk initially received a base salary of $125,000 per year. Following the first year of the agreement, the base salary was reviewed by the board of directors and increased to $131,250. Following the second year of the agreement, the base salary was reviewed by the board of directors and increased to $150,000. Ms. Stalk is eligible to participate in any incentive compensation plan and all other benefit programs adopted by the Bank and also receives additional life insurance plus other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and an automobile allowance.

Ms. Stalk’s employment agreement also provided for the issuance of options to purchase 57,000 shares of common stock at an exercise price of $10.00 per share, exercisable within 10 years from the date of grant. 30,000 of the options are being treated as incentive stock options, and 27,000 are being treated as non-statutory stock options, all of which vest ratably over a period of three years beginning on the date of grant.

In reviewing the 2007 compensation of Ms. Stalk, the Compensation Committee and board of directors undertook the same evaluation set forth above with respect to executive officers. The Compensation Committee believes that Ms. Stalk’s total compensation is reasonable and competitive based on the overall performance of Pacific Coast National Bancorp.

Compensation of the President

We have entered into an employment agreement with Michael S. Hahn regarding his employment as President of Pacific Coast National Bank. The term of the agreement is for five (5) years ending May 2010 and will automatically renew for successive one year terms following the end of the initial five year term unless either party provides notice that it will not seek to renew the agreement.

Under the terms of the agreement, Mr. Hahn initially received a base salary of $135,000 per year. Following the first year of the agreement, the base salary was reviewed by the board of directors and increased to $141,750. Following the second year of the agreement, the base salary was reviewed by the board of directors and increased to $160,000. Mr. Hahn is eligible to participate in any incentive compensation plan and all other benefit programs adopted by the Bank and also receives additional life insurance plus other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and an automobile allowance or use of a company-owned vehicle.

Mr. Hahn’s employment agreement also provided for the issuance of options to purchase 91,200 shares of common stock at an exercise price of $10.00 per share, exercisable within 10 years from the date of grant. 30,000 of the options are being treated as incentive stock options, and 61,200 are being treated as non-statutory stock options, all of which vest ratably over a period of three years beginning on the date of grant.

In reviewing the 2007 compensation of Mr. Hahn, the Compensation Committee and board of directors undertook the same evaluation set forth above with respect to executive officers. The Compensation Committee believes that Mr. Hahn’s total compensation is reasonable and competitive based on the overall performance of Pacific Coast National Bancorp.

Compensation of the Chief Credit Officer

In June of 2007 we entered into an employment agreement with Stanley M. Cruse regarding his employment as Executive Vice President and Chief Credit Officer of Pacific Coast National Bank. Under the terms of the agreement, Mr. Cruse received a base salary of $140,000 per year. Mr. Cruse is eligible to participate in any incentive compensation plan and all other benefit programs adopted by the Bank and also receives customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and an automobile allowance or use of a company-owned vehicle.

Mr. Cruse’s employment agreement also provided for the issuance of options to purchase 12,500 shares of common stock at an exercise price of $8.75 per share, exercisable within 10 years from the date of grant. All of the options are being treated as incentive stock options, which vest ratably over a period of three years beginning on the date of grant.

In reviewing the 2007 compensation of Mr. Cruse, the Compensation Committee and board of directors undertook the same evaluation set forth above with respect to executive officers. The Compensation Committee believed that Mr. Cruse’s total compensation was reasonable and competitive based on the overall performance of Pacific Coast National Bancorp.

Executive Compensation Deductibility

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation in excess of $1,000,000 paid to a company’s chief executive officer or any of the three other most highly compensated officers. Section 162(m) specifically exempts certain performance-based compensation from the deduction limit. The board of directors and Compensation Committee generally intends to limit non-performance based compensation and grant awards under the 2005 Stock Incentive Plan, consistent with terms of Section 162(m) so that the awards will not be subject to the $1,000,000 deductibility limit.

Executive Compensation Tables

Summary of cash and certain other compensation

The following table sets forth for each of our named executive officers for the years ended December 31, 2007 and 2006: (i) the dollar value of base salary and bonus earned; (ii) for options granted to each named executive officer, the dollar amount recognized by the Company for such options in accordance with FAS 123 (R); (iii) the dollar value of earnings for services pursuant to awards granted under non-equity incentive plans; (iv) the change in pension value and non-qualified deferred compensation earnings; (v) all other compensation; and, finally, (vi) the dollar value of total compensation.

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)		All Other Compensation ($)	Total ($)

Colin M. Forkner Chief Executive Officer	2007 2006	175,769 165,769	- -	- -	206,301 384,394	- -	- -	(2)	32,954 27,011	415,025 577,174

Terry A. Stalk Chief Financial Officer	2007 2006	142,067 128,606	- -	- -	146,879 243,404	- -	- -	(3)	38,900 29,668	327,847 401,678

Michael S. Hahn President Chief Operating Officer	2007 2006	152,279 138,894	- -	- -	198,767 384,394	- -	- -	(4)	24,484 11,068	375,530 534,356

Stanley M. Cruse Executive Vice President Chief Credit Officer(6)	2007 2006	78,616 N/A	- N/A	- N/A	9,669 N/A	- N/A	- N/A	(5)	15,606 N/A	103,891 N/A

(1)
Reflects the dollar amounts recognized for financial statement reporting purposes for the years ended December 31, 2007 and 2006 in accordance with SFAS No. 123(R), of stock options awarded to the named executive officers.  The assumptions used in the calculation of these amounts are included in Note H of the Notes to Consolidated Financial Statements contained in Item 7 of this report.

(2)	Includes an auto allowance of $750 per month, gasoline, auto insurance, and toll road charges reimbursements, and annual life insurance premiums.
(3)
Includes an auto allowance of $500 per month, gasoline, auto insurance, and toll road charges reimbursements, annual life insurance premiums, and the cost of lodging several nights per week because Mrs. Stalk lives out of the area.

(4)	Includes use of a company-owned car, auto maintenance, gasoline, auto insurance, and toll road charges reimbursements, and annual life insurance premiums.
(5)	Includes an auto allowance of $500 per month, gasoline, auto insurance, and toll road charges reimbursements, annual life insurance premiums from June 1, 2007 through December 31, 2007.
(6)	As previously reported by the Company, Mr. Cruse was hired as Executive Vice President and Chief Credit Officer effective June 1, 2007.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information on outstanding option awards held by the named executive officers at December 31, 2007, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option. There were no stock awards outstanding as of December 31, 2007.

Outstanding Equity Awards at December 31, 2007 Year-End Table

(Executive Officers)

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards:	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable	Number of Securities Underlying Unexercised Unearned

Colin M. Forkner	60,800		-	$10.00	5/14/2015
		30,400	-	$10.00	5/14/2015
	2,208		-	$13.25	5/14/2016
		2,208	-	$13.25	5/14/2016
				$10.50	5/13/2017

Terry A. Stalk	38,000		-	$10.00	5/14/2015
		19,000	-	$10.00	5/14/2015
	1,472		-	$13.25	5/14/2017
		2,944	-	$13.25	5/14/2017
		14,926		$10.50	5/13/2017

Michael S. Hahn	60,800		-	$10.00	5/14/2015
		30,400	-	$10.00	5/14/2015
	1,472		-	$13.25	5/14/2016
		2,944	-	$13.25	5/14/2016
		4,926		$10.50	5/13/2017

Stanley M. Cruse	-	12,500	-	$8.75	8/10/2017

Health and insurance benefits

Our full-time officers and employees are provided hospitalization and major medical insurance. We pay a substantial part of the premiums for these coverages. All insurance coverage under these plans is provided under group plans on generally the same basis to all full-time employees. In addition, we maintain term life insurance, which provides benefits to all employees who have completed one month of full-time employment with us.

DIRECTOR COMPENSATION

Meetings of our board of directors are held regularly each month. We do not currently make cash payments to directors for any service provided as a director. Under the 2005 Stock Incentive Plan, directors may be compensated for their service to the Company with non-statutory stock options. We intend to begin compensating our directors with cash payments for their service once Pacific Coast National Bancorp and Pacific Coast National Bank become profitable.  The table below sets for the compensation for 2007 for our outside directors.  Inside directors (Messrs. Forkner and Hahn) are not compensated for their service as directors.  For information regarding the compensation paid to the inside directors, see “Executive Compensation Tables-Summary Compensation Table.”

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensa- tion	Change in Pension Value and Non- qualified Deferred Compensation Earnings	All Other Compen- sation	Total
	($)	($)	($) (1)	($)	($)	($)	($)
Thomas J. Applegate	-	-	8,914	-	-	-	8,914
Michael V. Cummings (2)	-	-	7,605	-	-	78,406	86,011
David E. Davies	-	-	7,605	-	-	-	7,605
Fred A. deBoom	-	-	6,339	-	-	-	6,339
David Johnson	-	-	7,605	-	-	-	7,605
Dennis C. Lindeman	-	-	8,239	-	-	-	8,239
Denis H. Morgan	-	-	7,605	-	-	-	7,605
John Vuona	-	-	5,964	-	-	-	5,964

(1)
Reflects the dollar amounts recognized for financial statement reporting purposes for the year ended December 31, 2007 in accordance with SFAS No. 123(R), of stock options awarded to the outside directors. The assumptions used in the calculation of these amounts are included in Note H of the Notes to Consolidated Financial Statements contained in Item  7 of this report.  As of December 31, 2007, total shares underlying stock options held by the outside directors were as follows: Mr. Applegate - 3,611 shares; Mr. Cummings - 2,666 shares; Mr. Davies - 2,666 shares; Mr. deBoom - 2,222 shares; Mr. Johnson - 2,666 shares; Mr. Lindeman - 2,888 shares; Mr. Morgan - 2,666 shares; Mr. Vuona - 2,222 shares.

(2)
Mr. Cummings provided consulting services to the Bank in regards to specific credit matters during the first and second quarters of 2007. These services included an analysis of the credit process, the Bank's credit reporting, and marketing structure. He assisted management in the search for and transition of the Chief Credit Officer's position. During this stage he relinquished his position as chairman of the Directors' Credit Committee to the Vice Chairman to avoid any conflicts of interest.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This following table sets forth information regarding the beneficial ownership of the common stock of the Company as of March 19, 2008, for:

•	each person known by us to own beneficially more than 5% of our common stock;

•	each officer named in the summary compensation table;

•	each of our directors and director nominees; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In addition, shares of common stock issuable upon exercise of options and warrants beneficially owned that are exercisable within sixty days of March 25, 2008, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (12)
Greater Than 5% Shareholders:
None

Directors and Named Executive Officers:
Thomas J. Applegate	24,612	(1)	*
Michael V. Cummings	8,421	(2)	*
David E. Davies	6,521	(3)	*
Fred A. deBoom	13,651	(4)	*
Colin M. Forkner	107,824	(5)	4.13%
Michael S. Hahn	117,786	(6)	4.51%
David Johnson	18,721	(7)	*
Dennis C. Lindeman	45,616	(8)	1.75%
Denis H. Morgan	43,221	(9)	1.66%
John Vuona	8,251	(10)	*
Stanley M. Cruse	900		*
Terry A. Stalk	51,919	(11)	1.99%

All directors and executive officers as a group	447,443		17.14%

* The address of each of our directors and named executives is c/o Pacific Coast National Bancorp, 905 Calle Amanecer, Suite 100, San Clemente, California 92673.

Notes to beneficial ownership table
(1)	Includes options to acquire 2,777 shares of common stock and warrants to acquire 1,000 shares of common stock.
(2)	Includes options to acquire 2,221 shares of common stock and warrants to acquire 4,200 shares of common stock.
(3)	Includes options to acquire 2,221 shares of common stock and warrants to acquire 4,050 shares of common stock.
(4)	Includes options to acquire 1,851 shares of common stock and warrants to acquire 5,000 shares of common stock.
(5)	Includes options to acquire 97,824 shares of common stock and warrants to acquire 1,000 shares of common stock.
(6)	Includes options to acquire 95,786 shares of common stock and warrants to acquire 15,000 shares of common stock.
(7)	Includes options to acquire 2,221 shares of common stock and warrants to acquire 6,000 shares of common stock.
(8)	Includes options to acquire 2,406 shares of common stock and warrants to acquire 17,660 shares of common stock.
(9)	Includes options to acquire 2,221 shares of common stock and warrants to acquire 15,000 shares of common stock.
(10)	Includes options to acquire 1,851 shares of common stock and warrants to acquire 4,400 shares of common stock.
(11)	Includes options to acquire 45,919 shares of common stock and warrants to acquire 1,000 shares of common stock.
(12)	Calculated based on 2,610,308 shares of common stock outstanding as of March 19, 2008 including options and warrants exercisable within sixty days of March 19, 2008.

Item 12.  Certain Relationships and Related Transactions, Director Independence

Certain Relationships and Related Transactions

Under Section 402 of the Sarbanes-Oxley Act of 2002, it is unlawful for any issuer to extend, renew or arrange for the extension of credit in the form of a personal loan to or for any director or executive officer of that issuer. This prohibition does not apply to loans that were made on or prior to July 30, 2002, or certain types of loans described in Section 402 that are (i) made available by the issuer in the ordinary course of the issuer’s consumer credit business; (ii) of a type generally made available by such issuer to the public; and (iii) made by the issuer on market terms, or terms that are no more favorable than those offered by the issuer to the general public.

Section 402 also does not apply to loans by an insured depository institution, such as Pacific Coast National Bank, if the loan is subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act or the Federal Reserve’s Regulation O. We believe that all related transactions comply with Section 402 of the Sarbanes-Oxley Act or have been made pursuant to a valid exception from Section 402 of the Sarbanes-Oxley Act.

Certain of our officers, directors and principal shareholders and their affiliates have had transactions with Pacific Coast National Bank, including borrowings and investments in certificates of deposit. Except as noted below, our management believes that all such loans and investments have been and will continue to be made in the ordinary course of business of Pacific Coast National Bank on substantially the same terms, including interest rates paid and collateral required, as those prevailing at the time for comparable transactions with unaffiliated persons, and do not involve more than the normal risk of collectibles or present other unfavorable features.

James W. Shute, Jr., who resigned as a director of the Company and the Bank on November 28, 2007, is a co-borrower, along with a limited liability company of which he is the managing member, on a loan from the Bank which is currently in default.  This loan has been placed on non-accrual status.  The principal balance outstanding on this loan has been approximately $1.5 million at all times since Januray 1, 2007.  Since that date, interest payments of $83 thousand have been made on the loan and the current interest rate is 7.75%.

Director Independence

Our Board of Directors has determined that each of our current directors, except Messrs. Forkner and Hahn, is independent under the applicable NASDAQ rules. Mr. Forkner currently serves as the Company’s and the Bank’s Chief Executive Officer. Mr. Hahn currently serves as the Company’s and the Bank’s President as well as the Chief Operating Officer of the Bank.

Item 13.  Exhibits

(a)           Exhibits

	Number	Description
	3.1	Articles of incorporation*
	3.2	Bylaws*
	4.1	Specimen common stock certificate*
	4.2	See Exhibits 3.1 and 3.2 for provisions of the articles of incorporation and bylaws defining rights of holders of the common stock

	10.1	Office Lease dated as of July 5, 2004**
	10.2	Lease dated as of December 6, 2003**
	10.3	[reserved]
	10.4	Form of Pacific Coast National Bancorp Organizers’ Warrant Agreement*
	10.5	Form of Pacific Coast National Bancorp Shareholders’ Warrant Agreement*
	10.6	Form of Pacific Coast National Bancorp, Inc. 2005 Stock Incentive Plan+*
	10.7	Form of Employment Agreement by and between Pacific Coast National Bancorp and Michael Hahn+*

	10.8	Form of Employment Agreement by and between Pacific Coast National Bancorp and Stanley M. Cruse+****

	10.9	Form of Employment Agreement by and between Pacific Coast National Bancorp and Colin Forkner+*

	10.10	Form of Employment Agreement by and between Pacific Coast National Bancorp and Terry Stalk+*

	10.11	Form of Employment Agreement by and between Pacific Coast National Bancorp and David L. Adams****

	10.12	Form of Incentive Stock Option Agreement+*****
	10.13	Form of Nonqualified Stock Option Agreement+*****
	10.14	Amendment To Lease Date Change to Office Lease dated as of February 23, 2005******

	10.15	Second Amendment to Office Lease dated as of March 1, 2006******
	14	Code of Ethics***
	21	Subsidiaries of Registrant******
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

	32	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.

*	Previously filed as an exhibit to the registration statement on Form SB-2 filed by the registrant with the Securities and Exchange Commission on September 8, 2004.
**	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2005.
***	Previously filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2005.
****	Previously filed as an exhibit to the registrant's quarterly report on Form 10-QSB for the quarter ended June 30, 2007.
*****	Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2005.
******	Previously filed as an exhibit to the registrant's annual report on Form 10-KSB for the year ended December 31, 2006.
+	Indicates a compensatory plan or contract.

(b)           None

Item 14.  Principal Accounting Fees and Services.

The following table shows the fees paid by us for the audit and other services provided by our auditor, McGladrey & Pullen for 2007 and Vavrinek, Trine & Day, LLP, for 2006.

	2007	2006
Audit Fees	$170,200	$29,000
Audit-related Fees	8,300
Tax Fees	-	4,000
All Other Fees	11,634

Total	$190,134	$33,000

As defined by the Securities and Exchange Commission, (i) “Audit Fees” are fees for professional services rendered by the Company’s principal accountant for the audit of the company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB and Form 10-KSB, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the company’s financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by the Company’s principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees” primarily, discussions with management relating to internal control assessment.

Under applicable Securities and Exchange Commission rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The Commission’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors.

Consistent with the Commission’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC COAST NATIONAL BANCORP, INC.

Date: March 31, 2008	By:	/s/ Colin M. Forkner
Colin M. Forkner
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Colin Forkner	Chief Executive Officer and Director	March 31, 2008
Colin Forkner	(Principal Executive Officer)

/s/ Thomas J. Applegate	Director	March 31, 2008
Thomas J. Applegate
/s/ Michael Cummings	Director	March 31, 2008
Michael Cummings
/s/ David E. Davies	Director	March 31, 2008
David E. Davies
/s/ Fred A. de Boom	Director	March 31, 2008
Fred A. de Boom
/s/ Michael Hahn	Director	March 31, 2008
Michael Hahn
/s/ David Johnson	Director	March 31, 2008
David Johnson
/s/ Dennis Lindeman	Director and Chairman of the Board	March 31, 2008
Dennis Lindeman
/s/ Denis H. Morgan	Director	March 31, 2008
Denis H. Morgan
/s/ Jack Vuona	Director	March 31, 2008
Jack Vuona
/s/ Terry Stalk	Executive Vice President and Chief Financial Officer	March 31, 2008
Terry Stalk	(Principal Financial and Accounting Officer)