Form 10KSB/A
period 2007-12-31
Pacific Coast National Bancorp
filed 2008-04-18
CIK 1302502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – KSB/A
(Amendment No. 1)

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

Check mark whether the issuer (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response t to Item 405 of Regulation S-B  contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to  this Form 10-KSB.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format:  Yes ______; No ____x_____

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB of Pacific Coast National Bancorp (the “Company”) for the fiscal year ended December 31, 2007 is to include biographical information for Company Director David Johnson, which was inadvertently omitted from Item 9 of the initial Form 10-KSB filing.  Item 9 is restated in its entirety below.  No other changes are being made by this Amendment No. 1.

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

Colin M. Forkner, age 64, is a Director and the current Chief Executive Officer of Pacific Coast National Bancorp and Pacific Coast National Bank.  Mr. Forkner had retired as President and Chief Executive Officer of California First National Bank, an Irvine, California-based bank that he founded in 1999. Before his retirement, Mr. Forkner had been actively engaged in banking for over forty years, during which time he held numerous senior executive management positions with Security Pacific Corporation, The Bank of California, Mitsubishi Bank of California, Northern Trust Bank of California and California First National Bank.  He began his banking career in 1965 with Security Pacific Corporation where he served in numerous management capacities, including Executive Vice President.  He left Security Pacific Corporation in 1986 to become Executive Vice President and Director of Strategic Planning, Marketing & Acquisitions for the Bank of California. Next he was appointed Chief Executive Officer of the affiliated institution, Mitsubishi Bank of California where he remained until heading its merger in 1989 with The Bank of California. Mr. Forkner then remained with The Bank of California in several executive officer capacities, including Executive Vice President and Chief Credit Officer, and Chairman and Chief Executive Officer of the non-traditional investments affiliate.  Mr. Forkner left The Bank of California in 1991 to join Community Bank, where he served as Executive Vice President and Chief Administrative Officer, before joining Northern Trust Bank of California as Managing Director, where he served for four years.  He left Northern Trust Bank in 1997 to found California First National Bank and serve as its President and Chief Executive Officer.  Mr. Forkner is a director and active alumnus of The Peter F. Drucker Graduate School of Management, Claremont Graduate University.  He also completed the Graduate School of Financial Management, Stanford University Graduate School after earning a degree in Economic Theory from Claremont Men’s College.

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

David Johnson, age 61, is a Director of Pacific Coast National Bancorp and Pacific Coast National Bank. He currently serves as Vice President-Finance and a major stockholder of Affinity Medical Technologies, LLC. Before joining Affinity Medical Technologies, he served for six years as a senior executive officer of First Plus Bank in Tustin, California, first as a Director and thereafter as President and Chief Financial Officer. Mr. Johnson also has significant experience in accounting. He is a former certified public accountant and spent eighteen years with the accounting firm of McGladrey & Pullen, LLP as a partner, during which time he audited financial institutions. Mr. Johnson is a graduate of the University of Minnesota, where he earned a Bachelor of Arts in Accounting and has been a resident of Yorba Linda, California since 1982.

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

PACIFIC COAST NATIONAL BANCORP
By:	/s/ Colin M. Forkner
Colin M. Forkner Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) Under the Securities Exchange Act of 1934

32	Certification Pursuant to Rule 13a-14(b) Under the Securities Exchange Act of 1934 and 18 U.S.C. §1350