Form 10-Q
period 2008-03-31
Pacific Coast National Bancorp
filed 2008-05-15
CIK 1302502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

    (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding  12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [   ]                                                                                                         Accelerated Filer [    ]

Non-accelerated filer   [   ] (Do not check if a smaller reporting company)         Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X ]

The number of shares outstanding of the issuer’s Common Stock as of May 12, 2008, was 2,281,700 shares.

PACIFIC COAST NATIONAL BANCORP

INDEX

PART I – FINANCIAL INFORMATION

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company and the Board.  The following factors, among others, could cause the Company’s results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

●	the loss of key personnel;

●	the failure of assumptions;

●	changes in various monetary and fiscal policies and regulations;

●	changes in policies by regulatory agencies;

●	changes in general economic conditions and economic conditions in Southern California;

●	adverse changes in the local real estate market and the value of real estate collateral securing a substantial portion of the Bank’s loan portfolio;

●	changes in the availability of funds resulting in increased costs or reduced liquidity;

●
the combination of continuing asset growth and lack of profitability could change the Bank’s status from well-capitalized to adequately-capitalized, resulting in higher FDIC insurance premiums and restrictions on the amount of brokered deposits the Bank could hold;

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

●	fluctuations in the interest rate environment, and changes in the relative differences between short- and long-term interest rates, which may reduce interest margins and impact funding sources;

●	changes in the quality or composition of our loan or investment portfolios;

●	changes in the level of our non-performing loans and other loans of concern;

●	competition from bank and non-bank competitors;

●	the ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products;

●	the ability to grow our core businesses;

●	decisions to change or adopt new business strategies;

●	changes in tax laws, rules and regulations and interpretations thereof;

●	technological changes;

●	the cost and outcome of any litigation;

●	changes in consumer spending and savings habits; and

●	management’s ability to manage these and other risks.

These factors and the risk factors referred to in “Business-Risk Factors” in the Company’s Annual Report on Form 10-KSB filed with the SEC (and available free of charge through www.sec.gov) for the year ended December 31, 2007 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company, and you should not place undue reliance on any such forward-looking statements.  Any forward-looking statement speaks only as of the date on which it is made and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Unless the context indicates otherwise, as used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Pacific Coast National Bancorp and its consolidated subsidiary, Pacific Coast National Bank. References to the “Bank” refer to Pacific Coast National Bank.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PACIFIC COAST NATIONAL BANCORP
CONSOLDIATED BALANCE SHEETS

ASSETS

	March 31, 2008
	(unaudited)	December 31, 2007
Cash and due from banks	$2,831,826	$1,688,892
Federal funds sold	5,300,000	12,785,000
TOTAL CASH AND CASH EQUIVALENTS	8,131,826	14,473,892
Loans	106,663,445	97,874,131
Less: Allowance for loan losses	(1,895,090)	(1,814,860)
Loans, net of allowance for loan losses	104,768,355	96,059,271
Premises and equipment, net	797,553	887,532
Federal Reserve Bank stock, at cost	405,150	405,150
Accrued interest receivable and other assets	747,483	671,339
TOTAL ASSETS	$114,850,367	$112,497,184

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand	$20,260,372	$17,658,241
Interest-bearing demand accounts	3,311,195	3,951,566
Money market and Savings accounts	46,690,419	36,210,745
Time certificates of deposit of $100,000 or more	3,937,109	3,177,552
Other time certificates of deposit	28,207,634	37,993,669
TOTAL DEPOSITS	102,406,729	98,991,773
Accrued interest and other liabilities	758,144	754,146
TOTAL LIABILITIES	103,164,873	99,745,919
Shareholders' equity
Common stock - $0.01 par value; 10,000,000 shares authorized;
issued and outstanding: 2,281,700 shares at March 31,
2008 and December 31, 2007	22,817	22,817
Additional paid-in capital	25,655,741	25,561,705
Accumulated deficit	(13,993,064)	(12,833,257)
TOTAL SHAREHOLDERS' EQUITY	11,685,494	12,751,265
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$114,850,367	$112,497,184

See accompanying condensed notes to unaudited consolidated financial statements

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Interest income
Interest and fees on loans	$1,926,776	$764,334
Federal funds sold	74,329	147,990
Investment securities, taxable	-	87,442
Other	6,077	16,000
Total interest income	2,007,182	1,015,766
Interest expense
Time certificates of deposit
of $100,000 or more	44,073	42,930
Other deposits	727,584	264,148
Total interest expense	771,657	307,078
Net interest income before provision for loan losses	1,235,525	708,688
Provision for loan losses	648,650	85,175
Net interest income after
provision for loan losses	586,875	623,513
Noninterest income
Service charges and fees	36,807	12,396
Gain on Sale of SBA loans	142,642	-
Gain on sale of investment
securities	-	4,225
	179,449	16,621
Noninterest expense
Salaries and employee benefits	1,114,661	1,001,828
Occupancy	242,789	217,991
Professional services	142,568	100,142
Other	426,113	336,857
	1,926,131	1,656,818
(Loss) before income taxes	(1,159,807)	(1,016,684)
Provision for income taxes	0	0
Net (loss)	$(1,159,807)	$(1,016,684)
Comprehensive loss	$(1,159,807)	$(1,011,926)
Per share data
Weighted-average shares outstanding	2,281,700	2,281,644
Net (loss), basic and diluted	$(0.51)	$(0.45)

See accompanying condensed notes to unaudited consolidated financial statements.

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash flows from operating activities:
Net loss	$(1,159,807)	$(1,016,684)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	109,604	104,141
Provision for loan losses	648,650	85,175
Provision for off balance sheet contingencies	14,294	7,842
(Accretion) of investment securities	-	(4,890)
Gain on sale of loans	142,642	-
Stock-based compensation	94,036	279,123
Increase in Other Assets	(76,144)	(22,513)
Decrease in Other Liabilities	(10,296)	(36,549)
Net cash used in operating activities	(237,021)	(604,355)

Cash flows from investing activities:
Proceeds from maturity of time deposits in other financial institutions	-	1,000,000
Proceeds from sale of investment securities	-	3,963,565
Net redemption of Federal Reserve Bank stock	-	39,800
Proceeds from sale of loans	3,267,557	-
Net (increase) in Loans	(12,767,933)	(5,022,327)
Purchases of premises and equipment	(19,625)	(21,301)
Net cash used in investing activities	(9,520,001)	(40,263)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	12,441,434	5,053,635
Net increase (decrease) in time deposits	(9,026,478)	914,537
Proceeds from exercise of warrants	-	2,500
Net cash provided by financing activities	3,414,956	5,970,672

Net increase (decrease) in cash and cash equivalents	(6,342,066)	5,326,054

Cash and cash equivalents at beginning of period	14,473,892	10,916,151
Cash and cash equivalents at end of period	$8,131,826	$16,242,205

Supplemental disclosure of cash flow information:
Interest paid	$716,296	$316,261
Income taxes paid	$-	$-

Supplemental schedule of non-cash investing activities:
Transfer of held to maturity securities to available for sale	$-	$7,943,507

See accompanying condensed notes to unaudited consolidated financial statements

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008

			Additional
	Shares	Common	Paid-in	Accumulated
	Outstanding	Stock	Capital	Deficit		Total
Balance at December 31, 2007	2,281,700	$22,817	$25,561,705	$	(12,833,257)	$12,751,265
Stock-based Compensation	-	-	94,036		-	94,036
Net Loss	-	-	-		(1,159,807)	(1,159,807)
Balance at March 31, 2008	2,281,700	$22,817	$25,655,741	$	(13,993,064)	$11,685,494

See accompanying condensed notes to unaudited consolidated financial statements

PACIFIC COAST NATIONAL BANCORP
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

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

The consolidated interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results of a full year’s operations. For further information, refer to the audited financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

Note 2 – Loss Per Share

Loss per common share is based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period would be included in diluted loss per share; however, the effect of potential shares would be antidilutive during the periods presented. For the three months ended March 31, 2008, the conversion of approximately 2,000 common shares issuable upon exercise of the employee stock options and common stock warrants have not been included in the 2008 loss per diluted share computation because their inclusion would have been antidilutive on loss per diluted share.

Note 3 – Stock-Based Compensation

In accounting for stock-based compensation, the Company follows SFAS 123(R), “Share-Based Payment” utilizing the modified prospective approach. Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently repurchased or cancelled. Under the modified prospective approach, compensation cost recognized includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As of March 31, 2008, there was approximately $135 thousand of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 14 months.

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

Note 4 – Fair Value Measurements

SFAS No. 157, Fair Value Measurements, which the Company adopted effective January 1, 2008, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

Level 1:                      Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2:                      Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3:                      Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan , including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. At March 31, 2008, we had three loans that were considered impaired for a total of $2.6 million. Upon being classified as impaired, charge offs were taken to reduce the balance of each loan to an estimate of the collateral fair market value less cost to dispose. This estimate was a level 3 valuation.  There was no direct impact on the income statement.  The charge-offs were recorded as a debit to the allowance for loan losses.

Note 5 – Loans and Subsequent Events

The composition of the loan portfolio at March 31, 2008 and December 31, 2007, was as follows:

	March 31, 2008		December 31, 2007
Real estate	(Dollars in thousands)
1-4 residential (1)	$4,282	4.0%	$2,655	2.7%
Multi-Family	719	0.7%	720	0.7%
Non-farm, non-residential	40,312	37.9%	40,951	41.9%
Construction & Land Development	32,573	30.6%	31,164	31.9%
Commercial	28,228	26.5%	21,827	22.4%
Consumer	277	0.3%	327	0.3%
	106,391	100%	97,644	100%
Net deferred loan costs, premiums and discounts	272		230
Allowance for loan losses	(1,895)		(1,815)
	$104,768		$96,059
(1) Comprised of second mortgage home loans under home equity lines of credit.

At March 31, 2008, and December 31, 2007, the Bank had total commitments to lend outstanding of $34.2 million and $29.5 million respectively.

At March 31, 2008, the bank had three construction loans which were considered impaired for a total outstanding balance of $2.6 million. Of these, the accrual of interest had been discontinued on one loan with an outstanding balance of $1.0 million, reduced from a balance at December 31, 2007 of $1.5 million through a charge off of $475 thousand.  In addition, one loan with an outstanding balance of $954 thousand was classified as a restructured debt, and one loan with an outstanding balance of $646 thousand after a charge off of $94 thousand, was being renegotiated by the lead Bank. The first two loans were reported as non-accruing loans with a total outstanding balance of $2.5 million as of December 31, 2007.

The following table provides information on impaired loans:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Impaired loans with specific reserves	$954	$2,467
Impaired loans without specific reserves	1,671	-
Total impaired loans	2,625	2,467
Related allowance for loan losses on impaired loans	(286)	(590)
Net recorded investment in impaired loans	$2,339	$1,877

Average balance during the year on impaired loans	$3,206	$2,456
Interest income recognized on impaired loans	$51	$126

On April 22, 2008, a participation purchased construction loan in the amount of $996 thousand was placed on non-accrual, following the decision made by the lead bank due to deterioration in other credits with the same borrower. At the same time, we reversed $12 thousand in interest income accrued on this loan. This loan had been classified as substandard at March 31, 2008.

The following table sets forth the activity for 2008 and 2007 in our allowance for loan losses account. The loans charged off in 2008 have all been related to construction and land development loans.

	2008	2007
	($ in thousands)
Balance at beginning of year	$1,815	$432
Provision charged to expense	649	1,383
Loans charged off	(569)	-
Recoveries on loans previously charged off	-	-
Balance at end of year	$1,895	$1,815

Note 6 – Other Expenses

A summary of other expenses for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Data Processing	$138,221	$101,171
Office Expenses	101,281	76,355
Marketing	99,705	61,610
Regulatory Assessments	30,340	7,624
Insurance Costs	27,006	30,162
Loan-related costs (1)	13,689	6,146
Recruiting Costs	-	32,689
Director-related expenses (2)	3,689	16,422
Other	12,183	4,678
	$426,113	$336,857

(1) Primarily consists of appraisal fees, environmental reports and the provision for unfunded loan commitments.
(2) Primarily consists of costs associated with training conferences and director stock option expense.

Note 7 – Income Taxes

We adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB State No. 109, or FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that there are no significant uncertain tax positions requiring recognition in our financial statements.

The Company has two tax jurisdictions: The U.S. Government and the State of California. As of March 31, 2008 and March 31, 2007, the Bank had no recognized tax benefits. The Bank still has the tax years of 2003, 2004, 2005, 2006, and 2007 subject to examination by either the Internal Revenue Service or the Franchise Tax Board of the State of California.

The Company will classify any interest required to be paid on an underpayment of income taxes as interest expense. Any penalties assess by a taxing authority will be classified as other expense.

Note 8 - Current Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS No. 157 defines the fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. We adopted SFAS No. 157 as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial condition or results of operations of the Company.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available for sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. We adopted SFAS No. 159 on January 1, 2008. We chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses the Company’s consolidated financial condition as of March 31, 2008, and results of operations for the three months ended March 13, 2008 and 2007. The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of probable losses inherent in the existing loan portfolio.  The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries.  The provision for loan losses is determined based on management’s assessment of several factors including, among others, the following: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current and anticipated economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences, the levels of classified and nonperforming loans and the results of regulatory examinations. In addition, because the Bank has no loss history on which to build assumptions for future loan losses, a comparison of peer group allowance to gross loans ratios is made with the intention of maintaining similar levels during the Bank’s first few years of operations.

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

The Company uses the Black-Scholes option pricing model to estimate the fair values of the options granted.  The estimates that are a part of the calculation for the compensation costs include the average life of the stock options, the future price of the Company’s stock when the options are exercised, and the average forfeiture rate of pre-vested options. These estimates have significant influence over the final expense and the Company does not have a history on which to base these assumptions. Please refer to Note H – Stock Options of the Notes to Consolidated Financial Statements of the December 31, 2007 10-KSB.

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

 The Bank’s principal markets include the coastal regions of Southern Orange County and Northern San Diego County.   As of March 31, 2008, the Company had, on a consolidated basis, total assets of $114.9 million, net loans of $104.8 million, total deposits of $102.4 million, and shareholders’ equity of $11.7 million.  The Bank currently operates through a main branch office located at 905 Calle Amanecer in San Clemente, California and a branch office at 499 North El Camino Real in Encinitas, California.

The Company incurred a net loss for the first quarter of 2008 of $(1.2) million or $(0.51) per share, as compared to a net loss of $(1.0) million, or $(0.45) per share, during the same period of 2007. The change in loss per share for the quarter was primarily attributable to an increase in the provision for loan losses of $563 thousand to $649 thousand due to the deterioration in the value of certain real estate construction loans and a 16% increase in non-interest expenses. This was offset by a 74% increase in net interest income, a significant increase in non-interest income and a reduction in non-cash expense related to the Company’s stock based compensation to $94 thousand as compared to $279 thousand for the same period last year.

The following discussion focuses on the Company’s financial condition as of March 31, 2008 and results of operations for the three months ended March 31, 2008 and 2007.

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

Net interest income for the three months ended March 31, 2008, before the provision for loan losses was $1.2 million compared to $709 thousand for the same time period in 2007. This growth was attributable to the increase in the volume of earning assets and the greater percentage of loans comprising earning assets in the 2008 period.

During the first quarter of 2008, loans accounted for 92% of average earning assets, with a weighted average yield of 7.78%, compared to the first quarter of 2007 when 65% of the average earning assets were loans, with a weighted average yield of 8.41%. The increase in loans as a percentage of average earning assets occurred as a result of significantly increased loan originations in 2007. The decrease in the average yield resulted from the decrease in market rates prompted by the actions of the Federal Reserve Board over the last several months. Total loan interest income was $1.9 million, including net loan fees of $71 thousand, for the first quarter of 2008 compared to $764 thousand in total loan interest income, including $23 thousand in loan fees, in the first quarter of 2007.

Other earning assets consist of investments, capital stock of the Federal Reserve Bank, time deposits with other financial institutions and overnight fed funds. For the first quarter of 2008, fed funds sold averaged $8.7 million with an average yield of 3.45% compared to the first quarter of 2007 with averaged fed funds sold of $11.5 million with an average yield of 5.23%. The remaining earning assets for the first quarter of 2008 consisted of stock in the Federal Reserve Bank with an average yield of 6.02% compared to the first quarter 2007 with other earning assets consisting of investment securities, stock in the Federal Reserve Bank and interest-earning balances dues from other financial institutions averaging $8.5 million with an average yield of 4.94%.

Interest-bearing liabilities, consisting entirely of deposits, averaged $80.5 million with an average rate of 3.84% during the first quarter of 2008, compared with $30.0 million in interest-bearing deposits at a rate of 4.15% for the same period in 2007. The decrease in the average rate on deposit products was the result of decreases in market rates as a result of actions taken by the Federal Reserve Bank in recent months, offset by higher-yielding time deposits obtained through brokers.  The increase in deposits was a result of our marketing campaign, the cross-selling of deposit products to our borrowers, direct sales calls and the utilization of brokered deposits to fund increased loan originations.

Due to strong loan demand, we began utilizing brokered deposits in the second quarter of 2007. As discussed under “Capital Resources and Capital Adequacy Management”, we seek to limit the amount of brokered deposits as their utilization typically would be expected to increase our overall cost of funds. As of March 31, 2008, $14.7 million in brokered funds were on deposit with an average rate of 4.9%, compared with $28.2 million in brokered funds on deposit as of December 31, 2007, also with an average rate of 4.9%.  This decrease was due to the replacement of maturing brokered deposits with core deposits, primarily demand accounts and money market accounts. The brokered deposits are included in other time certificate of deposits. As of March 31, 2007, there were no brokered funds on deposit.

The net interest margin was 4.57% for the first quarter of 2008 compared to 5.06% for the first quarter of 2007. Non-interest bearing demand account balances averaged $19.6 million and $14.9 million for the three months ended March 31, 2008, and 2007, representing 20% and 33% of total deposits respectively. While the dollar amount of demand deposits continues to increase, the percentage of demand deposits to total deposits has decreased. This is the result of a significant increase in money market accounts and the increase in time deposits to maintain liquidity as the loan portfolio has grown. The growth in money market accounts was the result of marketing efforts of new personnel in the San Clemente office, which has allowed us to not renew brokered time deposits as they have matured.

We earned $1.2 million in net interest income on average interest-earning assets of $108.4 million for the first quarter of 2008 compared to $709 thousand in net interest income on $56.9 million in average earning assets for the first quarter of 2007. Net interest income before provision for loan losses increased by $665 thousand due to the increase in volume of earning assets, and decreased by $139 thousand due to changes in interest rates.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and the net interest margin for the three month periods indicated.

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Average Balance	Interest	Average Yield / Cost (4)	Average Balance	Interest	Average Yield / Cost (4)
	(Dollars in thousands)
Assets:
Interest-earning Assets:
Net Loans Receivable (1)	$99,367	$1,927	7.78%	$36,843	$764	8.41%
Investment Securities	-	-		7,241	88	4.90%
Investment in capital stock of Federal Reserve Bank	405	6	6.02%	476	7	6.05%
Time Deposits in other financial institutions	-			822	9	4.39%
Fed funds sold	8,650	74	3.45%	11,472	148	5.23%
Total interest-earning assets	108,422	2,007	7.43%	56,854	1,016	7.25%
Noninterest-earning assets	4,510			3,150
Total Assets	$112,932			$60,004

Liabilities and Shareholders' Equity
Money Market and Savings Deposits	$40,123	$313	3.13%	$21,338	232	4.41%
Interest-bearing Checking	3,332	11	1.32%	2,980	10	1.35%
Time Deposits of $100,000 or more	3,791	44	4.66%	3,530	43	4.93%
Other Deposits	33,289	403	4.86%	2,191	22	4.10%
Total Interest-bearing liabilities	80,535	772	3.84%	30,040	307	4.15%
Non-interest bearing checking accounts	19,640			14,866
Non-interest bearing liabilities	723			356
Shareholders' Equity	12,034			14,742
Total Liabilities and
Shareholders' Equity	$112,932			$60,004

Net Interest Income		$1,236			$709

Net Interest Spread (2)		3.58%			3.10%

Net Interest Margin (3)		4.57%			5.06%

(1) Loan fees are included in total interest income as follows: 2008 $71 thousand; 2007 $23 thousand.
(2) Net interest spread represents the yield earned on average total interest-earning assets less the rate paid on average interest-bearing liabilities.
(3) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(4) Annualized

The following tables present the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected interest income and interest expense in the three months ended March 31, 2008 compared to the same period in 2007. Because of our significant loan and deposit growth, changes due to volume account for most of the overall change. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Increase/(Decrease) in Net Interest Income

	Due To
	Rate	Volume	Net
Interest-earning Assets:	(Dollars in thousands)
Net Loans Receivable	$(58)	$1,221	$1,163
Investment Securities	(88)	-	(88)
Investment in capital stock of Federal Reserve Bank	-	(1)	(1)
Time Deposits in other financial institutions	(9)	-	(9)
Cash, fed funds sold and other	(50)	(24)	(74)
Total	(206)	1,196	990

Interest-bearing Liabilities:
Money Market and Savings Deposits	(68)	149	81
Interest-bearing Checking	-	1	1
Time Deposits of $100,000 or more	(2)	3	1
Other Deposits	4	378	382
Total	(66)	531	464

Net Change in Net Interest Income	$(139)	$665	$526

Provision for Loan Losses

A provision for loan losses is determined that is considered sufficient to maintain an allowance to absorb probable losses inherent in the loan portfolio as of the balance sheet date.  For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

In the three months ended March 31, 2008 and 2007, the provision for loan losses was $649 thousand and $85 thousand, respectively. The allowance for loan losses is determined based on management’s assessment of several factors including, among others, the following: review and evaluation of individual loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences and the levels of classified and nonperforming loans. Because the Bank has no loss history on which to build assumptions for future loan losses, a national bank peer group average is also used to estimate adequate levels of loan loss reserves.

There was one $1.0 million loan on nonaccrual, one $954 thousand restructured loan, and one additional loan for $646 thousand, all considered impaired as of March 31, 2008. There were partial charge-offs of $569 thousand on two construction loans during the first three months of 2008, and no charge-offs or non-performing loans during the first three months of 2007.

On April 22, 2008, a participation purchased construction loan in the amount of $996 thousand was placed on non-accrual, following the decision made by the lead bank due to deterioration in other credits with the same borrower.  At the same time, we reversed $12 thousand in interest income accrued on this loan.  This loan had been classified as substandard at March 31, 2008.

Noninterest Income

      Non-interest income for the three months ended March 31, 2008 was $179 thousand including $143 thousand from gain on sale of the guaranteed portion of SBA loans, compared to $17 thousand for the three months ended March 31, 2007 which included a gain on sale of investment securities of $4 thousand. Loan brokerage fees were $17 thousand for the three months ended March 31, 2008. There were no loan brokerage fees earned in the first quarter of 2007.  Fees on deposit accounts and merchant transaction fees make up the remainder of the noninterest income for all periods.

Noninterest Expense

Total noninterest expense was $1.9 million in the first quarter of 2008 compared to $1.7 million for the same period in 2007. The major components of the expense are discussed below.  Our infrastructure, personnel and fixed operating base can support a substantially larger asset base. As a result, we believe we can cost-effectively grow and control noninterest expenses relative to revenue growth.

Salaries and employee benefits totaled $1.1 million for the first quarter of 2008 compared to $1.0 million for the first quarter of 2007. Included in this category for the three months ended March 31, 2008 was $90 thousand representing a portion of the stock compensation expense for the employee stock options granted from May 16, 2005, through March 31, 2008 compared $271 thousand for the first quarter of 2007. Excluding the expense associated with stock-based compensation, salaries and employee benefits increased by $293 thousand in the three months ended March 31, 2008 compared with the same period in 2007. The increase in expense was the direct result of hiring additional personnel to accommodate the growth in our operations. Employee benefit costs, including employer taxes and group insurance, accounted for approximately 19% of the salary and employee benefits expense in the three months ended March 31, 2008, compared to 14% in the same period in 2007. The increase in the ratio in 2008 was due to the lower amortization costs for the fair value of the stock options. We employed 40 full-time equivalent (FTE) employees as of March 31, 2008 compared to 35 FTE as of March 31, 2007. We continue to improve our efficiency as measured by the ratio of assets per employee.  The volume of assets per employee as of the end of the first quarter of 2008 was $2.9 million compared to $1.8 million at the end of March 2007.

Occupancy and equipment expenses totaled $243 thousand for the three months ended March 31, 2008, compared to $218 thousand for the three month period ended March 31, 2007. The increase was primarily attributable to maintenance contracts on equipment and increased depreciation expense. Depreciation expense of fixed asset and tenant improvements for the three months ended March 31, 2008 was $94 thousand compared to $88 thousand for the same period in 2007.

Professional fees for the three months ended March 31, 2008, were $143 thousand compared to $100 thousand for the same time period in 2007. The increase in these costs in 2008 was attributable to increased external auditing costs and preparation for compliance with Section 404 of Sarbanes-Oxley.  Data processing expense was $138 thousand for the three months ended March 31, 2008 compared to $101 thousand for the same time period in 2007. The increase in expenses in 2008 was primarily attributable to core processing costs, cash management products including the introduction of remote deposit capture products, network administration, and software license fees.

A summary of other expenses for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Data Processing	$138,221	$101,171
Office Expenses	101,281	76,355
Marketing	99,705	61,610
Regulatory Assessments	30,340	7,624
Insurance Costs	27,006	30,162
Loan-related costs (1)	13,689	6,146
Recruiting Costs	-	32,689
Director-related expenses (2)	3,689	16,422
Other	12,183	4,678
	$426,113	$336,857

(1) Primarily consists of appraisal fees, environmental reports and the provision for unfunded loan commitments.
(2) Primarily consists of costs associated with training conferences and director stock option expense.

Income Taxes

No federal or state tax expense or federal or state tax benefit has been recorded for the quarters ended March 31, 2008 and 2007 based upon net operating losses.  We will begin to recognize an income tax benefit when it becomes more likely than not that such benefit will be realized (i.e. more likely than not that we will earn a profit).

Financial Condition as of March 31, 2008

Total assets as of March 31, 2008, were $114.9 million, consisting primarily of cash and fed funds sold of $8.1 million and net loans of $104.8 million compared with total assets as of December 31, 2007 of $112.5 million, consisting primarily of cash and fed funds sold of $14.5 million and net loans of $96.1 million  Total deposits as of March 31, 2008 were $102.4 million compared with $99.0 million as of December 31, 2007, and shareholder’s equity as of March 31, 2008 was $12.3 million compared with $12.8 million as of December 31, 2007.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At March 31, 2008, we had $5.3 million in federal funds (“fed funds”) sold. Federal funds sold allow us to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. At December 31, 2007, we had $12.8 million in fed funds. The decrease in fed funds was due to the increase in outstanding loans.

Investment Securities

The investment portfolio serves primarily as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity.  The investment portfolio is managed according to a written investment policy established by the Bank’s Board of Directors and implemented by the Investment/Asset-Liability Committee.

At March 31, 2008 and December 31, 2007, our securities consisted solely of $405 thousand in Federal Reserve Bank Stock, having a book and estimated fair value of $405 thousand and a weighted average yield of 6.0%. At March 31, 2008, this stock was not pledged as collateral for any purpose.

Loan Portfolio

      Our primary source of income is interest on loans. The following table presents the composition of the loan portfolio by category as of the dates indicated:

	March 31, 2008		December 31, 2007
Real estate	(Dollars in thousands)
1-4 residential (1)	$4,282	4.0%	$2,655	2.7%
Multi-Family	719	0.7%	720	0.7%
Non-farm, non-residential	40,312	37.9%	40,951	41.9%
Construction & Land Development	32,573	30.6%	31,164	31.9%
Commercial	28,228	26.5%	21,827	22.4%
Consumer	277	0.3%	327	0.3%
	106,391	100%	97,644	100%
Net deferred loan costs, premiums and discounts	272		230
Allowance for loan losses	(1,895)		(1,815)
	$104,768		$96,059
(1) Comprised of second mortgage home loans under home equity lines of credit.

Net loans as a percentage of total assets were 91.2% as of March 31, 2008, and 85.4% as of December 31, 2007.

The real estate portion of the loan portfolio is comprised of the following: mortgage loans secured typically by commercial and multi-family residential properties, occupied by the borrower, having terms of three to seven years with both fixed and floating rates; second mortgage loans under revolving lines of credit granted to consumers, secured by equity in residential properties; and construction loans. Construction loans consist primarily of high-end, single-family residential properties, primarily located in the coastal communities, and commercial properties for owner-occupied, have a term of less than one year and have floating rates and commitment fees.  Construction loans are typically made to builders that have an established record of successful project completion and loan repayment. At March 31, 2008, we held $41.0 million in commercial and multi-family real estate loans outstanding, representing 38.6% of gross loans receivable, and undisbursed commitments of $1.2 million. Of this total, $5.9 million were SBA loans with no undisbursed commitments. The remaining real estate portfolio was comprised of $32.6 million in construction loans representing 30.6% of gross loans receivable with undisbursed commitments of $12.6 million, and $4.3 million in second mortgage loans under revolving lines secured by equity in 1-4 family residences, representing 4.0% of gross loans receivable with undisbursed commitments of $3.6 million.

The commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets.  The lines of credit typically are limited to a percentage of the value of the assets securing the line.  Lines of credit and term loans typically are reviewed annually and can be supported by accounts receivable, inventory, equipment and other assets of the client’s businesses.  At March 31, 2008, we held $28.2 million in commercial loans outstanding, representing 26.5% of gross loans receivable, and undisbursed commitments of $16.7 million. Of this total, $6.7 million were SBA loans with $609 thousand in undisbursed commitments.

The consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats.  The lines of credit generally have terms of one year and the term loans generally have terms of three to five years.  The lines of credit typically have floating rates.  At March 31, 2008, consumer loans totaled $277 thousand, representing 0.3% of gross loans receivable and undisbursed commitments of $115 thousand.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  We have established select concentration percentages within the loan portfolio. It also includes groups of credit considered of either higher risk or worthy of further review as part of its concentration reporting. As of March 31, 2008, real estate loans comprised 73.2% of the total loan portfolio. A high percentage of these loans are for commercial purposes with owner occupied real estate taken as collateral.  In addition, all the SBA loans secured by real estate are to owner-users. Although classified as commercial real estate for reporting purposes, the intended source of the cash flow to repay the obligations is from the commercial enterprise of the borrower and not directly from the sale or lease of the property. The assessment of the borrower’s repayment ability is therefore based on the financial strength of the business and not the real estate held as collateral.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal. Loan terms vary according to loan type.  The following table shows the maturity distribution of loans as of March 31, 2008:

	As of March 31, 2008
	(Dollars in thousands)
	One Year or Less	Over 1 Year through 5 Years		Over 5 Years		Total
		Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Real estate — secured	$1,410	$4,820	$2,810	$9,261	$27,013	$45,313
Real estate — construction	28,960	-	3,612	-	-	32,573
Commercial and industrial	10,113	5,548	4,787	3,313	4,467	28,228
Consumer	109	45		94	29	277
Total	$40,592	$10,413	$11,209	$12,668	$31,509	$106,391

Nonperforming Loans and Other Assets

Nonperforming assets consist of loans on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets.  As of March 31, 2008, we had one $1.0 million non-accruing loan and $954 thousand in restructured debt. The table below provides information with respect to the components of the Bank’s non-performing assets as of the dates indicated:

	Nonaccrual, Past Due and Restructured Loans
	(Dollars in Thousands)
	March 31, 2008	December 31, 2007
Nonaccrual
Real estate	$-	$-
Construction & Land Development	1,025	2,467
Commercial	-	-
Consumer	-	-
Past Due 90 days or more	-	-
Restructured Debt	954	-
Total Non-Performing Loans	$1,979	$2,467

Nonperforming loans as a percent of total gross loans	1.86%	2.53%
Allowance for loan losses to nonperforming loans	96%	74%
Allowance for loan losses to classified loans net of related allowance for impaired loans	69%	65%

Management’s classification of a loan as nonaccrual is an indication that there is reasonable doubt as to the full collectability of principal and/or interest on the loan. Generally it is the Bank's policy that a loan that is past due 90 days or more will be placed on non-accrual although a loan may be placed on non-accrual before this if management has sufficient evidence that warrants it.  At this point, we stop recognizing interest income on the loan and reverse any uncollected interest that had been accrued but unpaid. Additional payments made by the borrower are applied to the principal balance. If the loan deteriorates further due to a borrower’s bankruptcy or similar financial problems, unsuccessful collection efforts or a loss classification, the remaining balance of the loan is then charged off. These loans may or may not be collateralized, but collection efforts are continuously pursued.

Total nonperforming assets decreased to $2.0 million at March 31, 2008 from $2.5 million at December 31, 2007, as a result of charge offs of $475 thousand to bring one construction loan to the collateral fair value less cost of sale. The other loan that was on nonaccrual at December 31, 2007, was renegotiated with the borrower.

On April 22, 2008, a purchased participation construction loan in the amount of $996 thousand was placed on non-accrual, following the decision made by the lead bank due to deterioration in other credits with the same borrower. At the same time, we reversed $12 thousand in interest income accrued on this loan. This loan was classified as substandard at March 31, 2008.

Management evaluates loan impairment according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Under SFAS No. 114, loans are considered impaired when it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest and principal payments. Impaired loans are measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or, alternatively, at the loan’s observable market price or the collateral fair value if the loan is collateralized, less costs to sell.

The following table provides information on impaired loans:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Impaired loans with specific reserves	$954	$2,467
Impaired loans without specific reserves	1,671	-
Total impaired loans	2,625	2,467
Related allowance for loan losses on impaired loans	(286)	(590)
Net recorded investment in impaired loans	$2,339	$1,877

Average balance during the year on impaired loans	$3,206	$2,456
Interest income recognized on impaired loans	$51	$126

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. An internally classified loan list is maintained that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses.  Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan.  Loans classified as “substandard” are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan.  Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present.  Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured.  Loans classified as “loss” are those loans that are in the process of being charged-off. The Bank had eight loans classified as “substandard” at March 31, 2008, totaling $5.2 million, including the loans shown in the table above.

Allowance for Loan Losses

Implicit in our lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan.  To reflect the currently perceived risk of loss associated with the loan portfolio, additions are made to the allowance for loan losses in the form of direct charges against income to ensure that the allowance is available to absorb possible loan losses.  The factors that influence the amount include, among others, the remaining collateral and/or financial condition of the borrowers, historical loan loss, changes in the size and composition of the loan portfolio, and general economic conditions. Management believes that our allowance for loan losses as of March 31, 2008, was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  The adequacy of the allowance is determined using two different methods to determine a range, with the actual balance being at or above the higher amount. The first method involves classifying the loans by type and applying historical loss rates using an eight year rolling average determined from Call Report data for all banks obtained from the Federal Reserve Board website. To this number is added the reserves for loans classified as substandard, substandard non-accrual, and doubtful, as established by management. The second method involves classifying the portfolio by risk weighting and applying a loss factor for each rating, again using the FRB historic database to determine appropriate factors. Again, the related reserves for the loans classified as substandard, substandard non-accrual, and doubtful, are added to the general allowance to arrive at a total allowance. Our allowance was $1.9 million, or 1.78% of outstanding principal as of March 31, 2008, compared to $1.8 million or 1.86% at December 31, 2007.

In addition, a separate allowance for credit losses on off-balance sheet credit exposures is maintained for the undisbursed portion of certain types of approved loans. Although our loss exposure is reduced because the funds have not been released to the borrower, under certain circumstances we may be required to continue to disburse funds on a troubled credit. As of March 31, 2008, this allowance was $86 thousand.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons.  During the three months ended March 31, 2008, charge-offs totaling $569 thousand were taken, all related to construction loans.

Nonearning Assets

Premises, leasehold improvements and equipment totaled $798 thousand at March 31, 2008, net of accumulated depreciation of $1.0 million compared to $888 thousand at December 31, 2007, net of accumulated depreciation of $934 thousand. This decrease occurred due to the ongoing depreciation of fixed assets net of new purchases of $22 thousand.

Deposits

Deposits are our primary source of funds.  Demand, or non-interest bearing checking, accounts as a percentage of total deposits were 19.8% at March 31, 2008, compared to 17.8% at December 31, 2007.

The following table sets forth the amount and maturities of the time deposits as of March 31, 2008:

	At March 31, 2008
	Time Deposits of $100,00 or more	Other Time Deposits	Total Time Deposits
	(Dollars in thousands)
Three months or less	$552	12,895	$13,447
Over three months through six months	1,119	8,392	9,511
Over six months through 12 months	1,400	4,528	5,928
Over 12 months	866	2,393	3,259
Total	$3,937	$28,208	$32,145

We had $14.7 million of brokered certificates of deposit with the individual balances of under $100,000 at March 31, 2008. Of this total, $1.9 million consisted of public funds, none of which required collateralization. In the table above the brokered funds are shown as part of Other Time Deposits with maturities of $8.4 million in Three months or less, $4.0 million  in Over six months through twelve months, $2.0 million in Over six months through twelve, and $232 thousand in Over 12 months. At December 31, 2007, we had $28.2 million in brokered deposits. We intend to limit non-local and brokered deposits to 35% or less of total deposits.

Return on Equity and Assets

The following table sets forth certain information regarding our return on equity and assets for the three months ended March 31, 2008:

At March 31, 2008
Return on assets	-4.17%
Return on equity	-39.09%
Dividend payout ratio	0%
Equity to assets ratio	10.7%

Off-Balance Sheet Arrangements and Loan Commitments

In the ordinary course of business, we enter into various off-balance sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. As of March 31, 2008, commitments to extend credit included approximately $265 thousand for letters of credit, $18.8 million for revolving lines of credit arrangements including $3.6 million in real-estate secured lines, and $11.8 million in unused commitments for commercial and real estate secured loans. We face the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, we currently expect no significant credit losses from these commitments and arrangements.

Borrowings

The Bank has access to a variety of borrowing sources including $8 million in federal funds lines through two correspondent banks. The Bank also has the option of applying for a line of credit from the Federal Home Loan Bank of San Francisco. As of March 31, 2008, and December 31, 2007, there were no borrowings outstanding.

Capital Resources and Capital Adequacy Requirements

Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets.  Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items.  Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%.  Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s business, financial condition and results of operations.

As of March 31, 2008, the Bank was categorized as well-capitalized.  A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

The following table sets forth the Bank’s capital ratios as of the dates specified:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount		Amount		Amount
	(Thousands)	Ratio	(Thousands)	Ratio	(Thousands)	Ratio
As of March 31, 2008:
Total Capital (to Risk-Weighted Assets)	$12,648	10.8%	$9,333	8.0%	$11,666	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$11,183	9.6%	$4,666	4.0%	$7,000	6.0%
Tier 1 Capital (to Average Assets)	$11,183	9.9%	$4,517	4.0%	$5,647	5.0%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$13,672	11.6%	$9,470	8.0%	$11,837	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$12,193	10.3%	$4,735	4.0%	$7,102	6.0%
Tier 1 Capital (to Average Assets)	$12,193	12.2%	$4,002	4.0%	$5,002	5.0%

It is possible that the Bank’s capital ratios could drop to “adequately capitalized” from “well capitalized” if the strong growth in earning assets continues. This change could increase the premiums that the Bank pays for the FDIC insurance and could limit our ability to use brokered deposits to fund this growth. Possible alternatives to remain or regain a well-capitalized status include adding capital organically through net income, raising additional capital to allow for growth, or restraining future growth. Management is currently assessing the alternatives but expects to remain well capitalized through the second quarter of 2008.

The following table sets forth the Company’s capital ratios as of the dates specified:

			For Capital
	Actual		Adequacy Purposes
	Amount		Amount
	(Thousands)	Ratio	(Thousands)	Ratio
As of March 31, 2008:
Total Capital (to Risk-Weighted Assets)	$13,150	11.3%	$9,333	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$11,685	10.0%	$4,666	4.0%
Tier 1 Capital (to Average Assets)	$11,685	10.3%	$4,517	4.0%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$14,230	12.0%	$9,459	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$12,751	10.8%	$4,730	4.0%
Tier 1 Capital (to Average Assets)	$12,751	12.7%	$4,002	4.0%

Liquidity Management

At March 31, 2008, the Company (excluding the Bank) had approximately $500 thousand in cash. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities.  The primary source of liquidity for the Company will be dividends paid by the Bank.  The Bank is currently restricted from paying dividends without regulatory approval that will not be granted until the accumulated deficit has been eliminated. Existing restrictions also require the Bank to maintain its “well-capitalized” status under regulatory capital guidelines in order to pay dividends to the Company.

The Bank had cash and cash equivalents of $8.1 million, or 7% of total Bank assets, at March 31, 2008.  The Bank’s liquidity is monitored by its staff, the Investment/Asset-Liability Committee and the Board of Directors, who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

The Bank’s primary sources of funds are currently retail and commercial deposits, loan repayments, other short-term borrowings, and other funds provided by operations.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition.  The Bank maintains investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program.

The Bank also has access to borrowing lines from correspondent banks. These are usually restricted to short time periods (30 days or less). The Bank also has the option of applying for a line of credit with the Federal Home Loan Bank of San Francisco (FHLB).

The Bank currently utilizes brokered funds to support loan demand. Traditionally these funds come at a higher cost than local, “core”, deposits. These funds are rate sensitive and therefore easy to attract or discourage depending on the needs of the Bank.

The Bank often sells the guaranteed portion of SBA loans at a premium. The Bank could also sell the unguaranteed portion of these loans, and sell other loans as well, if management deemed this necessary for liquidity needs. In extreme circumstances, the Bank could postpone the funding of loans until deposits could be raised to provide the necessary liquidity.

As loan demand increases, greater pressure is being exerted on the Bank’s liquidity.  However, it is management’s intention to maintain a loan to deposit ratio in the range of 90% - 105%. Given this goal, the Bank will not aggressively pursue lending opportunities if sufficient funding sources (i.e., deposits, Fed Funds, other borrowing lines) are not available.  We intend to limit non-local and brokered deposits to 35% or less of total deposits. As of March 31, 2008, the loan to deposit ratio was 103% and brokered deposits represented 14% of total deposits.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

At March 31, 2008, an analysis was performed using the Risk Monitor model provided by Fidelity Regulatory Solutions and utilizing the Bank’s March 31, 2008 Call Report data. The table below shows the impact of rising and declining interest rate simulations in 100 basis point increments over a 12-month period. Changes in net interest income in the rising and declining rate scenarios are measured against the current net interest income. The changes in equity capital represent the changes in the present value of the balance sheet without regards to business continuity, otherwise known as “liquidation value”.

	Interest Rate Shock
Shock	-2%	-1%	Annualized	+1%	+2%
Fed Funds Rate	0.25%	1.25%	2.25%	3.25%	4.25%

Net Interest Income Change	(174)	(79)	-	48	89
% Change	-3.3%	-1.5%	-	0.9%	1.7%

Equity Capital Change %	-7.9%	-3.5%	-	2.6%	5.2%

Net Interest Margin	4.55%	4.64%	4.71%	4.75%	4.78%

              Because the Bank has more assets, primarily loans, that are rate-sensitive than liabilities, when rates decrease net interest income decreases. Also, when rates decrease, borrowers with fixed-rate loans are more likely to refinance their loans at a lower rate. When rates rise, these same borrowers generally maintain their fixed-rate loans while the deposit costs generally increase. Therefore, the impact that an increase in rates has is generally less than a decrease of the same amount, i.e. 100 basis points.

The interest rate risk inherent in a bank’s assets and liabilities may also be determined by analyzing the extent to which such assets and liabilities are "interest rate sensitive” and by measuring the bank’s interest rate sensitivity “gap." An asset or liability is said to be interest rate sensitive within a defined time period if it matures or reprices within that period.  The difference or mismatch between the amount of  interest-earning assets  maturing or  repricing  within  a  defined  period  and the amount  of interest-bearing  liabilities  maturing or  repricing  within the same period is defined as the interest rate sensitivity gap. A bank is considered to have a positive gap if the amount of interest-earning assets maturing or repricing within a specified time period exceeds the amount of interest-bearing liabilities maturing or repricing within the same period.  If more interest-bearing liabilities than interest-earning assets mature or reprice within a specified period, then the bank is considered to have a negative gap.  Accordingly, in a rising interest rate environment, in an institution with a positive gap, the yield on its rate sensitive assets would theoretically rise at a faster pace than the cost of its rate sensitive liabilities, thereby increasing future net interest income.  In a falling interest rate environment, a positive gap would indicate that the yield on rate sensitive assets would decline at a faster pace than the cost of rate sensitive liabilities, thereby decreasing net interest income. For a bank with a negative gap, the reverse would be expected.  The Bank attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Bank’s overall interest rate risk.  The Bank regularly evaluates the balance sheet’s asset mix in terms of the following variables: yield; credit quality; appropriate funding sources; and liquidity.

The following table sets forth, on a stand-alone basis, the Bank’s amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2008, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals.  While it is believed that such assumptions are reasonable, there can be no assurance that assumed repricing rates will approximate actual future deposit activity.  The table indicates a negative cumulative interest rate sensitivity gap for the zero to 3 years repricing scenarios and a positive interest rate sensitivity gap for all future periods.

	As of March 31, 2008
	Volumes Subject to Repricing Within
	0-1 Day	2-90 Days	91-365 Days	1-3 Years	Over 3 Years	Non- Interest Sensitive	Total
Assets:	(Dollars in thousands)
Cash, fed funds and other	$5,300	$-	$-	$-	$-	$2,832	$8,132
Investments and FRB Stock	-		-	-	405	-	405
Loans (1)	-	46,159	9,989	9,298	39,921	1,025	106,392
Fixed and other assets	-	-	-	-	-	(79)	(79)
Total Assets	$5,300	$46,159	$9,989	$9,298	$40,326	$3,778	$114,850

Liabilities and Stockholders’ Equity:
Interest-bearing checking, savings and money market accounts	$50,002	$-	$-	$-	$-	$20,260	$70,262
Certificates of deposit	-	13,447	15,439	3,173	86	-	32,145
Borrowed funds	-	-	-	-	-	-	-
Other liabilities	-	-	-	-	-	757	757
Stockholders’ equity	-	-	-	-	-	11,685	11,685
Total liabilities and stockholders’ equity	$50,002	$13,447	$15,439	$3,173	$86	$32,703	$114,850

Interest rate sensitivity gap	$(44,702)	$32,712	$(5,450)	$6,125	$40,240
Cumulative interest rate sensitivity gap	$(44,702)	$(11,990)	$(17,440)	$(11,315)	$28,926
Cumulative gap to total assets	-38.9%	-10.4%	-15.2%	-9.9%	25.2%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	10.6%	81.1%	77.9%	86.2%	135.2%

(1) Excludes deferred fees and allowance for loan losses.

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

Item 4T.  Controls and Procedures

As of March 31, 2008, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of March 31, 2008, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported with in the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended March 31, 2008, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on September 8, 2004 (File No. 333-11859) and incorporated herein by reference
3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed on September 8, 2004 (File No. 333-118859) and incorporated herein by reference
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC COAST NATIONAL BANCORP

Date:  May 15, 2008                                                                 By:  /s/  Colin M Forkner
Colin M. Forkner
Chief Executive Officer

Date:  May 15, 2008                                                                By: /s/  Terry Stalk
                                                                                                   Terry Stalk
                                                                                                   Chief Financial Officer