Form 10-Q
period 2008-06-30
Pacific Coast National Bancorp
filed 2008-08-14
CIK 1302502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

    (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Yes [  ] No [X ]

The number of shares outstanding of the issuer’s Common Stock as of August 13, 2008, was 2,281,700 shares.

PACIFIC COAST NATIONAL BANCORP

INDEX

PART I – FINANCIAL INFORMATION

i

INTRODUCTORY NOTE – FORWARD LOOKING STATEMENTS

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company and the Board.  The following factors, among others, could cause the Company’s results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	the loss of key personnel;

•	the failure of assumptions;

•	changes in various monetary and fiscal policies and regulations;

•	changes in policies by regulatory agencies;

•	changes in general economic conditions and economic conditions in Southern California;

•	adverse changes in the local real estate market and the value of real estate collateral securing a substantial portion of the Bank’s loan portfolio;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

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

•	fluctuations in the interest rate environment, and changes in the relative differences between short- and long-term interest rates, which may reduce interest margins and impact funding sources;

•	changes in the quality or composition of our loan or investment portfolios;

•	changes in the level of our non-performing loans and other loans of concern;

•	competition from bank and non-bank competitors;

•	the ability to develop and introduce new banking-related products, services and enhancements and gain market acceptance of such products;

•	the ability to grow our core businesses;

•	decisions to change or adopt new business strategies;

•	changes in tax laws, rules and regulations and interpretations thereof;

•	technological changes;

•	the cost and outcome of any litigation;

•	changes in consumer spending and savings habits; and

•	management’s ability to manage these and other risks.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PACIFIC COAST NATIONAL BANCORP
CONSOLDIATED BALANCE SHEETS

ASSETS

	June 30, 2008
	(unaudited)	December 31, 2007
Cash and due from banks	$4,076,637	$1,688,892
Federal funds sold	17,050,000	12,785,000
TOTAL CASH AND CASH EQUIVALENTS	21,126,637	14,473,892
Loans	118,432,780	97,874,131
Less: Allowance for loan losses	(1,491,229)	(1,814,860)
Loans, net of allowance for loan losses	116,941,551	96,059,271
Premises and equipment, net	700,525	887,532
Federal Reserve Bank stock, at cost	354,200	405,150
Accrued interest receivable and other assets	738,466	671,339
TOTAL ASSETS	$139,861,379	$112,497,184

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$25,492,476	$17,658,241
Interest-bearing demand accounts	4,633,687	3,951,566
Money market and Savings accounts	49,085,628	36,210,745
Time certificates of deposit of $100,000 or more	20,748,070	3,177,552
Other time certificates of deposit	27,583,706	37,993,669
TOTAL DEPOSITS	127,543,567	98,991,773
Accrued interest and other liabilities	618,979	754,146
TOTAL LIABILITIES	128,162,546	99,745,919
Shareholders' equity
Common stock - $0.01 par value; 10,000,000 shares authorized;
issued and outstanding: 2,281,700 shares at June 30,
2008 and December 31, 2007	22,817	22,817
Additional paid-in capital	25,733,464	25,561,705
Accumulated deficit	(14,057,448)	(12,833,257)
TOTAL SHAREHOLDERS' EQUITY	11,698,833	12,751,265
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$139,861,379	$112,497,184

See accompanying condensed notes to unaudited consolidated financial statements

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Interest income
Interest and fees on loans	$2,016,125	$851,585	$3,942,901	$1,615,920
Federal funds sold	74,264	203,008	148,593	350,998
Investment securities, taxable	-	41,046	-	128,487
Other	5,483	9,165	11,560	25,165
Total interest income	2,095,872	1,104,804	4,103,054	2,120,570
Interest expense
Time certificates of deposit
of $100,000 or more	120,713	47,400	164,786	90,330
Other deposits	651,350	314,702	1,378,934	578,850
Total interest expense	772,063	362,102	1,543,720	669,180
Net interest income before provision for loan losses	1,323,809	742,702	2,559,334	1,451,390
Provision for loan losses	-	233,185	648,650	318,360
Net interest income after
provision for loan losses	1,323,809	509,517	1,910,684	1,133,030
Noninterest income
Service charges and fees	96,077	13,756	132,884	26,152
Gain on Sale of SBA loans	275,913	133,711	418,555	133,711
Loss on sale of investment
securities	-	(16,272)	-	(12,047)
	371,990	131,195	551,439	147,816
Noninterest expense
Salaries and employee benefits	994,253	802,834	2,108,914	1,804,662
Occupancy	245,461	294,271	488,250	512,262
Professional services	79,684	135,140	222,252	235,282
Other	439,184	351,311	865,298	688,167
	1,758,582	1,583,556	3,684,714	3,240,373
(Loss) before income taxes	(62,783)	(942,844)	(1,222,591)	(1,959,527)
Provision for income taxes	1,600	1,600	1,600	1,600
Net (loss)	$(64,383)	$(944,444)	$(1,224,191)	$(1,961,127)
Per share data
Weighted-average shares outstanding	2,281,700	2,281,700	2,281,700	2,281,672
Net (loss), basic and diluted	$(0.03)	$(0.41)	$(0.54)	$(0.86)

See accompanying condensed notes to unaudited consolidated financial statements.

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2008	Six Months ended June 30, 2007
Cash flows from operating activities:
Net loss	$(1,224,191)	$(1,961,127)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	220,688	209,411
Provision for loan losses	648,650	318,360
Provision for off balance sheet contingencies	1,694	27,467
Accretion of premium or (discount) on investment securities	-	(6,486)
Loss on sale of available for sale securities	-	12,047
Gain on sale of loans	(418,555)	(133,711)
Stock-based compensation	171,759	582,258
Net (increase) decrease in Other Assets	(67,127)	3,600
Net increase (decrease) in Other Liabilities	(136,861)	61,877
Net cash used in operating activities	(803,943)	(886,304)

Cash flows from investing activities:
Proceeds from maturity of time deposits in other financial institutions	-	1,000,000
Proceeds from sale of available for sale investment securities	-	7,937,814
Net redemption of Federal Reserve Bank stock	50,950	39,800
Proceeds from sale of loans	7,108,530	2,294,873
Net (increase) in Loans	(28,220,905)	(27,749,493)
Purchases of premises and equipment	(33,681)	(25,904)
Net cash used in investing activities	(21,095,106)	(16,502,910)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	21,391,239	11,249,372
Net increase in time deposits	7,160,555	6,104,228
Proceeds from exercise of warrants	-	2,500
Net cash provided by financing activities	28,551,794	17,356,100

Net increase (decrease) in cash and cash equivalents	6,652,745	(33,114)

Cash and cash equivalents at beginning of period	14,473,892	10,916,151
Cash and cash equivalents at end of period	$21,126,637	$10,883,037

Supplemental disclosure of cash flow information:
Interest paid	$1,482,321	$683,753
Income taxes paid	$1,600	$1,600

Supplemental schedule of non-cash investing activities:
Transfer of held to maturity securities to available for sale	$-	$7,943,375

See accompanying condensed notes to unaudited consolidated financial statements

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
AS OF JUNE 30, 2008

			Additional
	Shares	Common	Paid-in	Accumulated
	Outstanding	Stock	Capital	Deficit		Total
Balance at December 31, 2007	2,281,700	$22,817	$25,561,705	$	(12,833,257)	$12,751,265
Stock-based Compensation	-	-	171,759		-	171,759
Net Loss	-	-	-		(1,224,191)	(1,224,191)
Balance at June 30, 2008	2,281,700	$22,817	$25,733,464	$	(14,057,448)	$11,698,833

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

The consolidated interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results of a full year’s operations. For further information, refer to the audited financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

Note 2 – Loss Per Share

Loss per common share is based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period would be included in diluted loss per share; however, the effect of potential shares would be antidilutive during the periods presented. There were no shares that would have been included during the three and six months ended June 30, 2008. For the three and six months ended June 30, 2007, the conversion of approximately 543,000 and 581,000, respectively, common shares issuable upon exercise of the employee stock options and common stock warrants have not been included in the 2007 loss per share computation because their inclusion would have been antidilutive on loss per share.

Note 3 – Stock-Based Compensation

The Company follows SFAS 123(R), “Share-Based Payment” utilizing the modified prospective approach.  SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently repurchased or cancelled. Under the modified prospective approach, compensation cost recognized includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As of June 30, 2008, there was approximately $52 thousand of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 1 year.

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan , including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. At June 30, 2008, we had nine loans that were considered impaired for a total of $4.7 million. Upon being classified as impaired, charge offs were taken to reduce the balance of each loan to an estimate of the collateral fair market value less cost to dispose. This estimate was a level 3 valuation. There was no direct impact on the income statement. The charge-offs were recorded as a reduction in the allowance for loan losses.

Note 5 – Loans and Subsequent Event

The composition of the loan portfolio at June 30, 2008 and December 31, 2007, was as follows:

	June 30, 2008		December 31, 2007
Real estate	(Dollars in thousands)
1-4 residential (1)	$4,763	4.0%	$2,655	2.7%
Multi-Family	2,127	1.8%	720	0.7%
Non-farm, non-residential	47,656	40.3%	40,951	41.9%
Construction & Land Development	34,658	29.3%	31,164	31.9%
Commercial	28,677	24.3%	21,827	22.4%
Consumer	281	0.2%	327	0.3%
	118,162	100%	97,644	100%
Net deferred loan costs, premiums and discounts	270		230
Allowance for loan losses	(1,491)		(1,815)
	$116,941		$96,059
(1) Comprised of second mortgage home loans under home equity lines of credit.

At June 30, 2008, and December 31, 2007, the Bank had total commitments to lend outstanding of $35.5 million and $29.5 million respectively.

Management evaluates loan impairment according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Under SFAS No. 114, loans are considered impaired when it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest and principal payments. Impaired loans are measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or, alternatively, at the loan’s observable market price or the fair value of the collateral of the loan is collateralized, less costs to sell.

At June 30, 2008, the Bank had five construction loans with outstanding balances of $3.8 million, three commercial loans with outstanding balances of  $787 thousand, and one consumer loan with an outstanding balance of $91 thousand, all of which were considered impaired compared to two construction loans which were considered impaired at December 31, 2007 for $2.5 million.

If a loan is collateral-dependent and considered impaired, the outstanding principal is reduced through a charge off to the bulk-sale value less costs to sell. Once the loss has been recognized, no additional reserves for losses are taken for these loans, however additional charge-offs could be required if there is continued deterioration in collateral value. Therefore, the related allowance for loan losses on impaired loans represents only the allowance for non-collateral dependent loans. As of June 30, 2008, two impaired loans for $1.7 million were not considered collateral-dependent and had allowances for losses totaling $683 thousand.

At June 30, 2008, the Bank had $4.7 million in non-performing loans. Of this total, loans on nonaccrual were $3.8 million and restructured debt totaled $954 thousand.

The following table provides information on nonperforming loans:

		June 30, 2008	December 31, 2007
		(Dollars in thousands)
Impaired loans with specific reserves	(1)	$1,745	$2,467
Impaired loans without specific reserves		2,998	-
Total impaired loans		4,743	2,467
Related allowance for loan losses on impaired loans		683	590
Net recorded investment in impaired loans		$4,060	$1,877

Average balance during the year on impaired loans		$5,551	$2,456
Interest income recognized on impaired loans		$116	$126

(1) At June 30, 2008, $791 thousand in impaired loans with specific reserves held SBA guarantees for approximately $175 thousand.

On July 23, 2008, the Bank received payoffs of $1 million and recoveries of $174 thousand on a construction loan that is shown in the table above as an impaired, non-accruing loan.

The following table sets forth the activity for the six months ended June 30, 2008 and 2007 in our allowance for loan losses account.

	2008	2007	2006
	($ in thousands)
Balance at beginning of year	$1,815	$432	$87
Provision charged to expense	649	1,383	350
Real estate
1-4 residential (1)	-	-	-
Multi-Family	-	-	-
Non-farm, non-residential	-	-	-
Construction & Land Development	(1,066)	-	-
Commercial	-	-	-
Consumer	-	-	(5)
Total loans charged off	(1,066)	-	(5)
Real estate
1-4 residential (1)	-	-	-
Multi-Family	-	-	-
Non-farm, non-residential	-	-	-
Construction & Land Development	93	-	-
Commercial	-	-	-
Consumer	-	-	-
Recoveries on loans previously charged off	93	-	-
Balance at end of period	$1,491	$1,815	$432

Note 6 – Other Expenses

A summary of other expenses for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Data Processing	$143,740	$94,757	$281,960	$195,926
Office Expenses	144,964	71,439	246,245	148,689
Marketing	94,266	67,616	193,972	128,332
Regulatory Assessments	22,423	17,598	52,763	25,222
Insurance Costs	27,889	24,939	54,895	55,101
Recruiting Costs	184	808	184	33,497
Director-related expenses (1)	2,242	47,829	5,931	64,251
Other	3,476	26,325	29,348	37,149
	$439,184	$351,311	$865,298	$688,167

(1) Consists primarily of costs associated with training conferences and director stock option expense.

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

The Company has two tax jurisdictions: The U.S. Government and the State of California. As of January 1, 2007, and June 30, 2008, the Bank had no recognized tax benefits. The Bank still has the tax years of 2003, 2004, 2005, 2006, and 2007 subject to examination by either the Internal Revenue Service or the Franchise Tax Board of the State of California.

The Company will classify any interest required to be paid on an underpayment of income taxes as interest expense. Any penalties assess by a taxing authority will be classified as other expense.

Note 8 - Current Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS No. 157 defines the fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. We adopted SFAS No. 157 as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements or results of operations of the Company.

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

Note 9 – Reclassifications

Certain reclassifications have been made in the 2007 consolidated financial statements and footnotes to conform to the presentation used in 2008 with no change to previously reported net loss or shareholders' equity.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis address the Company’s consolidated financial condition as of June 30, 2008 compared to December 31, 2007, and results of operations for the three and six months ended June 30, 2008 and 2007. The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

The adequacy of the allowance is determined using two different methods to determine a range. The first method involves classifying the loans by type and applying historical loss rates using an 8 year rolling average determined from Call Report data for all banks obtained from the Federal Reserve Board website. To this number is added the reserves for loans classified as substandard, substandard non-accrual, and doubtful, as established by management. The second method involves classifying the portfolio by risk weighting and applying a loss factor for each rating, again using the FRB historic database to determine appropriate factors as the Bank has limited loss history. Again, the related reserves for the loans classified as substandard, substandard non-accrual, and doubtful, are added to the general allowance to arrive at a total allowance. In addition, qualitative, or “Q”, factors are used to adjust the general allowance. These Q factors include changes in lending policies and procedures, in national and local economic conditions, in the mature and volume of the loan portfolio, in the tenure of the lending staff, in the non-performing loans, and in the quality of the loan review system. In addition, the existence and effect of concentrations within the portfolio and the effect of external factors are also taken into account

The loan loss allowance is based on the most current review of the loan portfolio at that time. The servicing officer has the primary responsibility for updating significant changes in a customer’s financial position.  Each officer prepares status updates on any credit deemed to be experiencing repayment difficulties which, in the officer’s opinion, would place the collection of principal or interest in doubt.  The internal loan review department for the Bank is responsible for an ongoing review of its entire loan portfolio with specific goals set for the volume of loans to be reviewed on an annual basis.

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

Stock-Based Compensation

The Company accounts for stock-based employee compensation as prescribed by SFAS 123(R), Share-Based Payment. SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

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

 The Bank’s principal markets include the coastal regions of Southern Orange County and Northern San Diego County.   As of June 30, 2008, the Company had, on a consolidated basis, total assets of $139.9 million, net loans of $116.9 million, total deposits of $127.6 million, and shareholders’ equity of $11.7 million.  The Bank currently operates through a main branch office located at 905 Calle Amanecer in San Clemente, California and a branch office at 499 North El Camino Real in Encinitas, California.

The Company incurred a net loss for the second quarter of 2008 of $(64) thousand or $(0.03) per share, as compared to a net loss of $(944) thousand or $(0.41) per share, during the same period of 2007. The improvement in loss per share for the quarter was primarily attributable to a 78% increase in the net interest income due to an increase in earning assets and a 183% increase in non-interest income due primarily to gain on sales of SBA loans, partially offset by a 11% increase in non-interest expenses.

The Company incurred a net loss for the six months ended June 30, 2008 of $(1.2) million or $(0.54) per share, as compared to a net loss of $(2.0) million or $(0.86) per share, during the same period of 2007. The improvement in loss per share for the quarter was primarily attributable to a 76% increase in the net interest income due to an increase in earning assets and a 273% increase in non-interest income due primarily to gain on sales of SBA loans, partially offset by a 1% increase in non-interest expenses.

The following discussion focuses on the Company’s financial condition as of June 30, 2008 compared to December 31, 2007 and results of operations for the three and six months ended June 30, 2008 and 2007.

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income, principally from our loan portfolio, and interest expense, principally on customer deposits. Net interest income is the Bank’s principal source of earnings.  Changes in net interest income result from changes in volume, spread and margin.  Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities.  Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.  Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

Net interest income for the three and six months ended June 30, 2008, before the provision for loan losses was $1.3 million and $2.6 million compared to $743 thousand and $1.5 million for the same time periods in 2007. This growth was attributable to the increase in the volume of earning assets and the greater percentage of loans comprising earning assets in the 2008 periods.

During the three months ended June 30, 2008, loans accounted for 85% of average earning assets, with a weighted average yield of 7.23%, compared to the same period in 2007 when 66% of the average earning assets were loans, with a weighted average yield of 7.88%. The increase in loans as a percentage of average earning assets occurred as a result of significantly increased loan originations in the second half of 2007 and the first six months of 2008. The decrease in the average yield resulted from the decrease in market rates prompted by the actions of the Federal Reserve Board over the last year. Total loan interest income was $2.0 million, including net loan fees of $117 thousand, for the three months ended June 30, 2008 compared to $852 thousand in total loan interest income, including $(44) thousand in net loan costs, for the same period in 2007.

During the first six months of 2008, loans accounted for 86% of average earning assets, with a weighted average yield of 7.49%, compared to the first six months of 2007 when 64% of the average earning assets were loans, with a weighted average yield of 8.13%. The increase in loans as a percentage of average earning assets occurred as a result of significantly increased loan originations in the second half of 2007 and the first six months of 2008. The decrease in the average yield resulted from the decrease in market rates prompted by the actions of the Federal Reserve Board over the last year. Total loan interest income was $3.9 million, including net loan fees of $188 thousand, for the first six months of 2008 compared to $1.6 million in total loan interest income, including $(21) thousand in net loan costs, in the first six months of 2007.

Other earning assets consist of investments, capital stock of the Federal Reserve Bank, time deposits with other financial institutions and overnight fed funds. For the three months ended June 30, 2008, fed funds sold averaged $15.0 million with an average yield of 1.99% compared to the same period in 2007 with average fed funds sold of $14.2 million with an average yield of 5.73%. The remaining earning assets for the three months ended June 30, 2008, consisted of stock in the Federal Reserve Bank with an average yield of 6.03% compared to the same period in 2007 with other earning assets consisting of investment securities and stock in the Federal Reserve Bank averaging $3.9 million with an average yield of 5.18%.

For the first six months of 2008, fed funds sold averaged $11.7 million with an average yield of 2.54% compared to the first six months of 2007 with average fed funds sold of $12.8 million with an average yield of 5.51%. The remaining earning assets for the first six months of 2008 consisted of stock in the Federal Reserve Bank with an average yield of 4.19% compared to the first six months of 2007 with other earning assets consisting of investment securities and stock in the Federal Reserve Bank averaging $6.2 million with an average yield of 4.93%.

Interest-bearing liabilities, consisting entirely of deposits, averaged $88.4 million with an average rate of 3.50% during the first six months of 2008, compared with $32.7 million in interest-bearing deposits at a rate of 4.12% for the same period in 2007. The decrease in the average rate on deposit products was the result of decreases in market rates as a result of actions taken by the Federal Reserve Board  in recent months, offset by higher-rate  time deposits obtained through brokers.  The increase in deposits was a result of our marketing campaign, the cross-selling of deposit products to our borrowers, direct sales calls and the utilization of brokered deposits to fund increased loan originations.

Due to strong loan demand, we began utilizing brokered deposits in the second quarter of 2007. As discussed under “Capital Resources and Capital Adequacy Management”, we seek to limit the amount of brokered deposits as their utilization typically would be expected to increase our overall cost of funds. As of June 30, 2008, $23.1 million in brokered funds were on deposit with an average rate of 3.9%, compared with $5.9 million in brokered funds on deposit as of June 30, 2007, with an average rate of 5.4%, and $28.2 million in brokered funds as of December 31, 2007, with an average rate of 4.9%.

The net interest margin was 4.17% and 4.35% for the three and six months ended June 30, 2008, compared to 4.85% and 4.95% for the same periods in 2007. Non-interest bearing demand account balances averaged $23.9 million and $21.8 million for the three and six months ended June 30, 2008, representing 20% of total deposits in each period. This compares with $16.3 million and $15.6 million for the same periods in 2007, representing 32% of total deposits in each period. While the dollar amount of demand deposits continues to increase, the percentage of demand deposits to total deposits has decreased. This is the result of a significant increase in money market accounts and the increase in time deposits to maintain liquidity as the loan portfolio has grown. The growth in money market accounts was the result of marketing efforts of new personnel in the San Clemente office, which has allowed us to not renew some brokered time deposits as they have matured.

We earned $1.3 million in net interest income on average interest-earning assets of $127.2 million and $2.6 million on average earning assets of $117.9 million for the three and six months ended June 30, 2008. For the same periods in 2007, we earned $743 thousand on average interest-earning assets of $61.5 million and $1.5 million on average interest-earning assets of $59.2 million, respectively. For the three and six months ended June 30, 2008 compared to the same periods in 2007, net interest income before provision for loan losses increased by $652 thousand due to the increase in volume of earning assets, and decreased by $72 thousand due to changes in interest rates, and increased by $1.2 million due to the increase in volume of earning assets, and decreased by $122 thousand due to changes in interest rates.

The following table sets forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and the net interest margin for the three and six month periods indicated.

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Average Balance	Interest	Average Yield / Cost (4)	Average Balance	Interest	Average Yield / Cost (4)
	(Dollars in thousands)
Assets:
Interest-earning Assets:
Net Loans Receivable (1)	$111,854	$2,016	7.23%	$43,329	$852	7.88%
Investment Securities	-	-	4.76%	3,458	41	4.76%
Investment in capital stock of Federal Reserve Bank and Other Investments	365	5	6.03%	454	9	8.10%
Fed funds sold	14,970	74	1.99%	14,211	203	5.73%
Total interest-earning assets	127,189	2,096	6.61%	61,452	1,105	7.21%
Noninterest-earning assets	5,106			4,740
Total Assets	$132,295			$66,192

Liabilities and Shareholders' Equity
Money Market and Savings Deposits	$45,989	$262	2.29%	$25,458	276	4.34%
Interest-bearing Checking	4,120	16	1.56%	3,411	11	1.34%
Time Deposits of $100,000 or more	11,850	121	4.09%	3,937	47	4.83%
Other Time Deposits	34,393	373	4.35%	2,618	28	4.21%
Total Interest-bearing liabilities	96,352	772	3.21%	35,425	362	4.10%
Non-interest bearing checking accounts	23,886			16,327
Non-interest bearing liabilities	785			351
Shareholders' Equity	11,272			14,089
Total Liabilities and
Shareholders' Equity	$132,295			$66,192

Net Interest Income		$1,324			$743

Net Interest Spread (2)		3.40%			3.11%

Net Interest Margin (3)		4.17%			4.85%

(1) Loan fees (costs) are included in total interest income as follows: 2008 $117 thousand; 2007 $(44) thousand.
(2) Net interest spread represents the yield earned on average total interest-earning assets less the rate paid on average interest-bearing liabilities.
(3) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(4) Annualized

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Average Balance	Interest	Average Yield / Cost (4)	Average Balance	Interest	Average Yield / Cost (4)
	(Dollars in thousands)
Assets:
Interest-earning Assets:
Net Loans Receivable (1)	$105,607	$3,943	7.49%	$40,104	$1,616	8.13%
Investment Securities	-	-	4.85%	5,339	128	4.85%
Investment in capital stock of Federal Reserve Bank and Other Investments	553	12	4.19%	874	25	5.81%
Fed funds sold	11,715	149	2.54%	12,849	351	5.51%
Total interest-earning assets	117,875	4,103	6.98%	59,166	2,120	7.23%
Noninterest-earning assets	4,735			3,949
Total Assets	$122,610			$63,115

Liabilities and Shareholders' Equity
Money Market and Savings Deposits	$43,056	$575	2.68%	$23,409	508	4.37%
Interest-bearing Checking	3,726	27	1.45%	3,196	21	1.34%
Time Deposits of $100,000 or more	7,821	165	4.23%	3,735	90	4.88%
Other Time Deposits	33,841	777	4.60%	2,406	50	4.16%
Total Interest-bearing liabilities	88,443	1,544	3.50%	32,747	669	4.12%
Non-interest bearing checking accounts	21,764			15,600
Non-interest bearing liabilities	753			354
Shareholders' Equity	11,650			14,414
Total Liabilities and
Shareholders' Equity	$122,610			$63,115

Net Interest Income		$2,559			$1,451

Net Interest Spread (2)		3.48%			3.11%

Net Interest Margin (3)		4.35%			4.95%

(1) Loan fees (costs) are included in total interest income as follows: 2008 $188 thousand; 2007 $(21) thousand.
(2) Net interest spread represents the yield earned on average total interest-earning assets less the rate paid on average interest-bearing liabilities.
(3) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(4) Annualized

The following tables present the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected interest income and interest expense in the three and six months ended June 30, 2008 compared to the same periods in 2007. Because of our significant loan and deposit growth, changes due to volume account for most of the overall change. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Increase/(Decrease) in Net Interest Income

	Due To
	Rate	Volume	Net
Interest-earning Assets:	(Dollars in thousands)
Net Loans Receivable	$(70)	$1,234	$1,164
Investment Securities	-	(41)	(41)
Investment in capital stock of Federal Reserve Bank and Other Investments	(2)	(1)	(4)
Cash, fed funds sold and other	(133)	4	(129)
Total	(205)	1,196	990

Interest-bearing Liabilities:
Money Market and Savings Deposits	(130)	116	(14)
Interest-bearing Checking	2	3	5
Time Deposits of $100,000 or more	(7)	81	73
Other Deposits	1	346	347
Total	(135)	545	410

Net Change in Net Interest Income	$(70)	$650	$580

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Increase/(Decrease) in Net Interest Income

	Due To
	Rate	Volume	Net
Interest-earning Assets:	(Dollars in thousands)
Net Loans Receivable	$(128)	$2,456	$2,327
Investment Securities	-	(128)	(128)
Investment in capital stock of Federal Reserve Bank and Other Investments	(7)	(6)	(13)
Cash, fed funds sold and other	(189)	(13)	(202)
Total	(325)	2,308	1,984

Interest-bearing Liabilities:
Money Market and Savings Deposits	(197)	264	67
Interest-bearing Checking	2	4	6
Time Deposits of $100,000 or more	(12)	87	75
Other Deposits	5	722	728
Total	(202)	1,078	875

Net Change in Net Interest Income	$(122)	$1,230	$1,108

Provision for Loan Losses

A provision for loan losses is determined that is considered sufficient to maintain an allowance to absorb probable losses inherent in the loan portfolio as of the balance sheet date.  For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

In the three and six months ended June 30, 2008 and 2007, the provision for loan losses was $0 and $649 thousand compared to $233 thousand and $318 thousand, respectively.  As a result of the $649 thousand provision for loan losses for the three months ended March 31, 2008, no further provision was deemed necessary during the three months ended June 30, 2008.

There were eight loans for $3.8 million on nonaccrual and one restructured loan for $954 thousand for a total of $4.7 million in loans considered impaired as of June 30, 2008 compared to eight loans for a total of $5.2 million in impaired loans at March 31, 2008, including two loans for a total of $2.0 million on nonaccrual. During the three months ended June 30, 2008, two construction loans were partially charged off to their bulk-sale value less costs to sell, reducing the allowance for loan losses by $497 thousand compared to charge-offs of $569 thousand on two construction loans during the first three months of 2008. Recoveries of $93 thousand on construction loans were received during the second quarter of 2008.  There were no charge-offs, recoveries or non-performing loans during the same periods in 2007. Based on the recoveries received, recoveries received early in the third quarter of 2008, and the identification of, and reduction to, bulk-sale value on most of the construction loans purchased, no additional provision was taken during the three months ended June 30, 2008.

The allowance for loan losses is determined based on management’s assessment of several factors including, among others, the following: review and evaluation of individual loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences and the levels of classified and nonperforming loans. Because the Bank has insufficient history on which to build assumptions for future loan losses, a national bank peer group average is also used to estimate adequate levels of loan loss reserves.

Noninterest Income

Non-interest income for the three and six months ended June 30, 2008 was $372 thousand including $276 thousand from gain on sale of the guaranteed portion of SBA loans, and $551 thousand including $419 thousand from gain on sale of the guaranteed portion of SBA loans, respectively. For the same periods in 2007, non-interest income was $131 thousand including $134 thousand from gain on sale of the guaranteed portion of SBA loans, and $148 thousand including $134 thousand from gain on sale of the guaranteed portion of SBA loans thousand. Loan brokerage fees were $73 thousand and $90 thousand for the three and six months ended June 30, 2008. There were no loan brokerage fees earned in the first six months of 2007, as our Real Estate Industries Group, which brokers commercial real estate loans in excess of our legal lending limit or that do not otherwise meet our lending criteria, did not commence its activities until April 2007.  During the three and six months ended June 30, 2007, we had a loss on the sale of available-for-sale securities of $16 thousand and $12 thousand, respectively. Fees on deposit accounts make up the remainder of the noninterest income for all periods, and the increases in these fees during the 2008 periods were due to the increase in the volume of deposits.

Noninterest Expense

Total noninterest expense was $1.8 million and $3.7 million for the three and six months ended June 30, 2008, respectively, compared to $1.6 million and $3.2 million for the same periods in 2007. The major components of the expense are discussed below.  Our infrastructure, personnel and fixed operating base can support a substantially larger asset base. As a result, we believe we can cost-effectively grow and control noninterest expenses relative to revenue growth.

Salaries and employee benefits totaled $994 thousand for the second quarter, and $2.1 million for the first half of 2008 compared to $803 thousand and $1.8 million for the second quarter and first six months of 2007. Included in this category for the three and six months ended June 30, 2008 were $75 thousand and $166 thousand representing a portion of the expense for the employee stock options granted from May 16, 2005, through June 30, 2008. In the three and six months ended June 30, 2007, this expense was $256 thousand and $526 thousand. FAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Excluding the expense associated with FAS No. 123(R), salaries and employee benefits increased by $372 thousand and increased by $664 thousand, respectively in the three and six months ended June 30, 2008 compared with the same periods in 2007. The increase occurred due to the hiring of additional personnel to accommodate the growth in the Bank’s customer base, but is also the result of the implementation of FAS No. 91 in the second quarter of 2007. In the second quarter of 2007, FAS No. 91 was implemented resulting in recovered costs associated with loan generation of $281 thousand. This expense represents the costs for loans currently outstanding and is expected to be less on a quarterly basis going forward. Employee benefit costs including employer taxes and group insurance which accounted for approximately 15% and 17% of the salary and employee benefits expense in the three and six months ended June 30, 2008, compared to 22% and 18% in the same periods in 2007. The Bank employed 37 full-time equivalent (FTE) employees as of June 30, 2008 compared to 38 FTE as of June 30, 2007. The volume of assets per employee as of the end of the second quarter of 2008 was $3,780,000 compared to $1,901,600 at the end of June 2007.

Occupancy and equipment expenses totaled $245 thousand and $488 thousand for the three and six months ended June 30, 2008, compared to $294 thousand and $512 thousand for the three and six month periods ended June 30, 2007.  Depreciation expense of fixed asset and tenant improvements for the three and six months ended June 30, 2007, were $95 thousand and $189 thousand compared to the same periods in 2007 of $88 thousand and $176 thousand.

Professional fees for the three and six months ended June 30, 2008, were $80 thousand and $222 thousand compared to $135 thousand and $235 thousand for the same time periods in 2007. The decrease in 2008 is primarily due to reduced legal fees resulting from a fixed-fee contract and a reduction in the use of consultants.

A summary of other expenses for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Data Processing	$143,740	$94,757	$281,960	$195,926
Office Expenses	144,964	71,439	246,245	148,689
Marketing	94,266	67,616	193,972	128,332
Regulatory Assessments	22,423	17,598	52,763	25,222
Insurance Costs	27,889	24,939	54,895	55,101
Recruiting Costs	184	808	184	33,497
Director-related expenses (1)	2,242	47,829	5,931	64,251
Other	3,476	26,325	29,348	37,149
	$439,184	$351,311	$865,298	$688,167

(1) Consists primarily of costs associated with training conferences and director stock option expense.

Data processing expenses increased for the three and six months ended June 30, 2008 compared to the same periods in 2007 due primarily to costs associated with new cash management products for deposit customers such as Remote Deposit Capture and online wire originations. Network administration fees have increased as the Bank has increased capacity by automating more processes rather than increasing staff.

Office Expenses increased for the three and six months ended June 30, 2008 compared to the same periods in 2007 due primarily to auto expenses, which have increased due to the cost of fuel and an increase in the number of business development staff, armored and courier expenses, which have increased as the Bank’s customer base has grown, and correspondent bank charges, due to increased activity in these accounts and reduced earnings credits.

Marketing expenses have increased for the three and six months ended June 30, 2008 compared to the same periods in 2007 due primarily to an enhanced quarterly newsletter with expanded distribution, and an increased number of press releases.

Director-related expenses decreased for the three and six months ended June 30, 2008 compared to the same periods in 2007 due primarily director stock option expenses. In 2007, the directors were given stock options in lieu of cash compensation which were immediately vested. Director stock option expense for the second quarter of 2007 was $48 thousand, compared with $2 thousand for the same period in 2008. No options in lieu of cash compensation have been granted to the directors in 2008.

Income Taxes

Two thousand in state taxes were paid during the second quarter of 2008 and 2007. No federal tax expense or federal or state tax benefit has been recorded for the quarters ended June 30, 2008 and 2007 based upon net operating losses.  We will begin to recognize an income tax benefit when it becomes more likely than not that such benefit will be realized.

Financial Condition as of June 30, 2008

Total assets as of June 30, 2008 were $139.9 million, consisting primarily of cash and fed funds sold of $21.1 million and net loans of $116.9 million compared with total assets as of December 31, 2007 of $112.5 million, consisting primarily of cash and fed funds sold of $14.5 million and net loans of $96.1 million  Total deposits as of June 30, 2008 were $127.6 million compared with $99.0 million as of December 31, 2007, and shareholder’s equity as of June 30, 2008 was $11.7 million compared with $12.8 million as of December 31, 2007.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At June 30, 2008, we had $17.0 million in federal funds (“fed funds”) sold. Federal funds sold allow us to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. At December 31, 2007, we had $12.8 million in fed funds. The increase in fed funds was due to the increase in demand and money market deposit accounts.

Investment Securities

The investment portfolio serves primarily as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity.  The investment portfolio is managed according to a written investment policy established by the Bank’s Board of Directors and implemented by the Investment/Asset-Liability Committee.

At June 30, 2008 and December 31, 2007, our securities consisted solely of Federal Reserve Bank Stock, having a book and estimated fair value of $354 thousand and $405 thousand, respectively, and a weighted average yield of 4.2%. At June 30, 2008, this stock was not pledged as collateral for any purpose.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of the loan portfolio by category as of the dates indicated:

	June 30, 2008		December 31, 2007
Real estate	(Dollars in thousands)
1-4 residential (1)	$4,763	4.0%	$2,655	2.7%
Multi-Family	2,127	1.8%	720	0.7%
Non-farm, non-residential	47,656	40.3%	40,951	41.9%
Construction & Land Development	34,658	29.3%	31,164	31.9%
Commercial	28,677	24.3%	21,827	22.4%
Consumer	281	0.2%	327	0.3%
	118,162	100%	97,644	100%
Net deferred loan costs, premiums and discounts	270		230
Allowance for loan losses	(1,491)		(1,815)
	$116,941		$96,059
(1) Comprised of second mortgage home loans under home equity lines of credit.

Net loans as a percentage of total assets were 83.6% as of June 30, 2008, and 85.4% as of December 31, 2007.

The real estate portion of the loan portfolio is comprised of the following: mortgage loans secured typically by commercial and multi-family residential properties, occupied by the borrower, having terms of three to seven years with both fixed and floating rates; second mortgage loans under revolving lines of credit granted to consumers, secured by equity in residential properties; and construction loans. Construction loans consist primarily of high-end, single-family residential properties, primarily located in the coastal communities, and commercial properties for owner-occupied, have a term of less than one year and have floating rates and commitment fees.  Construction loans are typically made to builders that have an established record of successful project completion and loan repayment. At June 30, 2008, we held $49.8 million in commercial and multi-family real estate loans outstanding, representing 42.1% of gross loans receivable, and undisbursed commitments of $1.2 million. Of this total, $3.6 million were SBA loans with $198 thousand in undisbursed commitments. The remaining real estate portfolio was comprised of $34.7 million in construction loans representing 29.3% of gross loans receivable with undisbursed commitments of $10.8 million, and $4.0 million in second mortgage loans under revolving lines secured by equity in 1-4 family residences, representing 4.0% of gross loans receivable with undisbursed commitments of $4.0 million.

The commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets.  The lines of credit typically are limited to a percentage of the value of the assets securing the line.  Lines of credit and term loans typically are reviewed annually and can be supported by accounts receivable, inventory, equipment and other assets of the client’s businesses.  At June 30, 2008, we held $28.7 million in commercial loans outstanding, representing 24.3% of gross loans receivable, and undisbursed commitments of $19.5 million. Of this total, $7.4 million were SBA loans with $1.2 million in undisbursed commitments.

The consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats.  The lines of credit generally have terms of one year and the term loans generally have terms of three to five years.  The lines of credit typically have floating rates.  At June 30, 2008, consumer loans totaled $281 thousand, representing 0.2% of gross loans receivable and undisbursed commitments of $116 thousand.  Of this total, $91 thousand were SBA loans with no undisbursed commitments.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  We have established select concentration percentages within the loan portfolio. It also includes groups of credit considered of either higher risk or worthy of further review as part of its concentration reporting. As of June 30, 2008, real estate loans comprised 75.4% of the total loan portfolio.  A high percentage of these loans are for commercial purposes with owner occupied real estate taken as collateral.  In addition, all the SBA loans secured by real estate are to owner-users. Although classified as commercial real estate for reporting purposes, the intended source of the cash flow to repay the obligations is from the commercial enterprise of the borrower and not directly from the sale or lease of the property. The assessment of the borrower’s repayment ability is therefore based on the financial strength of the business and not the real estate held as collateral.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal. Loan terms vary according to loan type.  The following table shows the maturity distribution of loans as of June 30, 2008:

	As of June 30, 2008
	(Dollars in thousands)
	One Year	Over 1 Year		Over 5 Years
	or Less	through 5 Years				Total
		Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Real estate — secured	$1,441	$5,149	$2,803	$12,243	$32,910	$54,546
Real estate — construction	30,776	1,221	2,661	-	-	34,658
Commercial	9,784	4,801	4,951	3,219	5,922	28,677
Consumer	107	48	-	126		281
Total	$42,108	$11,219	$10,415	$15,588	$38,832	$118,162

Nonperforming Loans and Other Assets

Nonperforming assets consist of non-performing loans, other real estate owned and other repossessed assets.  Non-performing loans consist of loans in one or more of the following categories: impaired loans, loans on nonaccrual status, loans 90 days or more past due and still accruing interest and loans that have been restructured resulting in a reduction or deferral of interest or principal. At June 30, 2008 and December 31, 2007, the Bank had $4.7 million and $2.5 million in non-performing loans, respectively, and no other non-performing assets.

Other loans of concern consist of loans where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories.  In addition, an internally classified loan list is maintained pursuant to federal regulations that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses.  Loans classified as "substandard" are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan.  Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present.  Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured.  Loans classified as "loss" are those loans that are in the process of being charged-off.

Of the $4.7 million in non-performing loans at June 30, 2008, six loans for a total of $3.9 million were classified as "substandard" and three loans for a total of $791 thousand were classified as "doubtful."  This compares to eight loans classified as "substandard" at March 31, 2008, totaling $5.2 million, and two loans for a total of $2.5 million at December 31, 2007.  Other loans of concern, not included in non-performing loans, consisted of three loans for a total of $1.4 million at June 30, 2008 compared to five loans for a total of $1.5 million at March 31, 2008, and two loans for a total of $349 thousand at December 31, 2007.

    The table below provides information with respect to the components of the Bank’s non-performing loans as of the dates indicated:

		June 30, 2008	December 31, 2007
		(Dollars in thousands)
Impaired loans with specific reserves	(1)	$1,745	$2,467
Impaired loans without specific reserves		2,998	-
Total impaired loans		4,743	2,467
Related allowance for loan losses on impaired loans		683	590
Net recorded investment in impaired loans		$4,060	$1,877

Average balance during the year on impaired loans		$5,551	$2,456
Interest income recognized on impaired loans		$116	$126

Nonaccrual Loans
Real estate		$-	$-
Construction & Land Development		2,911	2,467
Commercial		787	-
Consumer		91	-
Past Due 90 days or more		-	-
Restructured Debt		954	-
Total Nonaccrual and restructured debt		$4,743	$2,467
Related allowance for loan losses on impaired loans		683	590
Total Non-Performing Loans Net of Allowance		$4,060	$1,877

Nonperforming loans as a percent of total gross loans		4.01%	2.53%
Allowance for loan losses to nonperforming loans		31%	74%
Allowance for loan losses to classified loans net of related allowance for impaired loans		20%	65%
(1) As of June 30, 2008, $791 thousand in impaired loans held SBA guarantees for approximately $175 thousand.

Management’s classification of a loan as nonaccrual or restructured is an indication that there is reasonable doubt as to the full collectability of principal and/or interest on the loan. At this point, we stop recognizing interest income on the loan and reverse any uncollected interest that had been accrued but unpaid. Additional payments made by the borrower are applied to the principal balance. If the loan deteriorates further due to a borrower’s bankruptcy or similar financial problems, unsuccessful collection efforts or a loss classification, the remaining balance of the loan is then charged off. These loans may or may not be collateralized, but collection efforts are continuously pursued.

The loans that have been classified as non-performing since December 31, 2007, are primarily construction loans. These loans have been classified based on current appraisals which reflect the general deterioration in the real estate market, especially in the Inland Empire region of Southern California. The commercial and consumer loans are part of the Bank’s SBA loan portfolio. The Bank is working with the borrowers and the SBA to liquidate assets as partial repayment on these loans.

One construction loan for $646 thousand that was classified as impaired at March 31, 2008, and reduced through a charge-off of $93 thousand to bulk-sale value, was paid off during the second quarter of 2008 and the charge-off was fully recovered.

Of the two loans that were classified as impaired at December 31, 2007, one loan for $967 was renegotiated with the borrower, paid down to $954 thousand and is shown above as restructured debt at June 30, 2008. The second loan, with an outstanding balance of $1.5 million at December 31, 2007, was reduced through a charge-off to $1.0 million which management believed represented the bulk-sale value of the property less costs to sell. This is shown above both as an impaired loan and a non-accruing loan at June 30, 2008.  Subsequent to June 30, 2008, we received a payoff of $1 million and recoveries of $174 thousand on this loan.

Management evaluates loan impairment according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Under SFAS No. 114, loans are considered impaired when it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest and principal payments. Impaired loans are measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or, alternatively, at the loan’s observable market price or the fair value of the collateral of the loan is collateralized, less costs to sell.

If a loan is collateral-dependent and considered impaired, the outstanding principal is reduced through a charge off to the bulk-sale value less costs to sell. Once the loss has been recognized, no additional reserves for losses are taken for these loans however additional charge-offs could be required if there is a continued deterioration in collateral value. Therefore, the related allowance for loan losses on impaired loans represents only the allowance for non-collateral dependent loans. As of June 30, 2008, one impaired loan for $954 thousand was not considered collateral-dependent and had an allowance for losses of $191 thousand. This loan is also shown in the table above as a restructured debt.

Allowance for Loan Losses

Implicit in our lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan.  To reflect the currently perceived risk of loss associated with the loan portfolio, additions are made to the allowance for loan losses in the form of direct charges against income to ensure that the allowance is available to absorb possible loan losses.  The factors that influence the amount include, among others, the remaining collateral and/or financial condition of the borrowers, historical loan loss, changes in the size and composition of the loan portfolio, and general economic conditions. Management believes that our allowance for loan losses as of June 30, 2008, was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  The adequacy of the allowance is determined using two different methods to determine a range. The first method involves classifying the loans by type and applying historical loss rates using an 8 year rolling average determined from Call Report data for all banks obtained from the Federal Reserve Board website. To this number is added the reserves for loans classified as substandard, substandard non-accrual, and doubtful, as established by management. The second method involves classifying the portfolio by risk weighting and applying a loss factor for each rating, again using the FRB historic database to determine appropriate factors as the Bank has limited loss history. Again, the related reserves for the loans classified as substandard, substandard non-accrual, and doubtful, are added to the general allowance to arrive at a total allowance. In addition, qualitative, or “Q”, factors are used to increase the allowance. These Q factors include changes in lending policies and procedures, in national and local economic conditions, in the mature and volume of the loan portfolio, in the tenure of the lending staff, in the non-performing loans, and in the quality of the loan review system. In addition, the existence and effect of concentrations within the portfolio and the effect of external factors are also taken into account.

We made provisions for loan losses of $649 thousand for the six months ended June 30, 2008, as compared to provisions of $318 thousand for the comparable period of 2007. The increase was attributable to a $4.7 million increase in non-performing assets, a 21% increase in net loans from December 31, 2007, and the continuing real estate slump in Southern California. The housing slump in Southern California and the nation and its uncertain future have unfavorably impacted our homebuilding borrowers and the value of their collateral. At June 30, 2008, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $18.6 million, representing 16% of our loan portfolio, and additional commitments for these projects in the amount of $1.9 million. We began curtailing the origination of construction loans in early 2008, and these types of loans now represent a smaller portion of our loan portfolio (29% at June 30, 2008 from 33% at June 30, 2007). We do not intend to originate any material amount of new construction loans under present market conditions, and we expect that construction loans will decrease through 2008, both in total amount and as a percentage of our loan portfolio. While we have increased our loan loss provisions, a prolonged or deeper decline in the housing market will impact our homebuilder borrowers. We will continue to monitor this closely to determine whether further loan loss provisions are required. We do expect credit losses in our residential construction loan portfolio to remain at elevated levels into the remainder of 2008.

The credit quality of our loans will be influenced by underlying trends in the economic cycle, particularly in Southern California, and other factors, which are ostensibly beyond management’s control. Accordingly, no assurance can be given that we will not sustain loan losses that in any particular period will be sizable in relation to the Allowance. Although we believe that we employ an appropriate approach to downgrading credits that are experiencing slower than projected sales and/or increases in loan to value ratios, subsequent evaluation of the loan portfolio by us and by our regulators, in light of factors then prevailing, may require increases in the Allowance through changes to the provision for loan losses.

Our allowance was $1.5 million, or 1.26% of outstanding principal as of June 30, 2008.  A recovery was received on July 23, 2008, and brought the allowance to 1.41% of outstanding principal.

In addition, a separate allowance for credit losses on off-balance sheet credit exposures is maintained for the undisbursed portion of certain types of approved loans. Although our loss exposure is reduced because the funds have not been released to the borrower, under certain circumstances we may be required to continue to disburse funds on a troubled credit. As of June 30, 2008, this allowance was $74 thousand.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons.  During the six months ended June 30, 2008, charge-offs totaling $1.1 million were taken, all related to construction loans. During the same period, recoveries of $93 thousand were received from these same loans.

Nonearning Assets

Premises, leasehold improvements and equipment totaled $701 thousand at June 30, 2008, net of accumulated depreciation of $1.2 million compared to $888 thousand at December 31, 2007, net of accumulated depreciation of $934 thousand. This decrease occurred due to the ongoing depreciation of fixed assets net of new purchases of $34 thousand.

Deposits

Deposits are our primary source of funds.  Demand, or non-interest bearing checking, accounts as a percentage of total deposits were 20.0% at June 30, 2008, compared to 17.8% at December 31, 2007.

The following table sets forth the amount and maturities of the time deposits as of June 30, 2008:

	At June 30, 2008
	Time Deposits of $100,00 or more	Other Time Deposits	Total Time Deposits
	(Dollars in thousands)
Three months or less	$1,527	13,260	$14,787
Over three months through six months	957	10,780	11,737
Over six months through 12 months	11,190	3,091	14,281
Over 12 months	7,074	453	7,527
Total	$20,748	$27,584	$48,332

We had $23.1 million of brokered certificates of deposit at June 30, 2008. These deposits represent individual deposits of less than $100 thousand. The records identifying the individual depositors are maintained either by us or the broker. Of this total, $97 thousand consisted of public funds, none of which required collateralization. Also in this total is $1.7 million in “reciprocal” deposits whereby customers of Pacific Coast National Bank, utilizing the CDAR program, have placed deposits in other financial institutions to maximize their FDIC insurance and reciprocal deposits have been placed in Pacific Coast National Bank. In the table above the brokered funds are shown as part of Time Deposits of $100,000 or More with maturities of $8.6 million in Over six months through 12 months and $6.2 million in Over 12 months, and are shown as part of Other Time Deposits with maturities of $4.0 million in Three months or less, $4.1 million in Over three months through six months, and $233 thousand in Over 12 months. At December 31, 2007, we had $28.2 million in brokered deposits. We intend to limit non-local and brokered deposits to 35% or less of total deposits.

Return on Equity and Assets

The following table sets forth certain information regarding our return on equity and assets for the six months ended June 30, 2008:

At June 30, 2008
Return on assets	-1.87%
Return on equity	-21.90%
Dividend payout ratio	0%
Equity to assets ratio	8.5%

Off-Balance Sheet Arrangements and Loan Commitments

In the ordinary course of business, we enter into various off-balance sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. As of June 30, 2008, commitments to extend credit included approximately $265 thousand for letters of credit, $21.8 million for revolving lines of credit arrangements including $4.0 million in real-estate secured lines, and $13.5 million in unused commitments for commercial and real estate secured loans. We face the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, we currently expect no significant credit losses from these commitments and arrangements.

Borrowings

The Bank has access to a variety of borrowing sources including $8 million in federal funds lines through two correspondent banks. The Bank also has the option of applying for a line of credit from the Federal Home Loan Bank of San Francisco. As of June 30, 2008, and December 31, 2007, there were no borrowings outstanding.

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

On April 2, 2008, the Holding Company downstreamed $200 thousand in capital to the Bank in order to ensure that the Bank would remain well-capitalized.

As of June 30, 2008, the Bank was categorized as well-capitalized.  A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

The following table sets forth the Bank’s capital ratios as of the dates specified:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount		Amount		Amount
	(Thousands)	Ratio	(Thousands)	Ratio	(Thousands)	Ratio
As of June 30, 2008:
Total Capital (to Risk-Weighted Assets)	$13,002	10.2%	$10,206	8.0%	$12,757	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$11,437	9.0%	$5,103	4.0%	$7,654	6.0%
Tier 1 Capital (to Average Assets)	$11,437	8.7%	$5,292	4.0%	$6,615	5.0%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$13,672	11.6%	$9,470	8.0%	$11,837	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$12,193	10.3%	$4,735	4.0%	$7,102	6.0%
Tier 1 Capital (to Average Assets)	$12,193	12.2%	$4,002	4.0%	$5,002	5.0%

It is possible that the Bank’s capital ratios could drop to “adequately capitalized” from “well capitalized” if the strong growth in earning assets continues. This could increase the premiums that the Bank pays for the FDIC insurance and could limit our ability to use brokered funds to fund this growth. Possible alternatives to remain or regain well-capitalized include adding capital organically through net income, raising additional capital to allow for growth, or restraining future growth. While there is no guarantee that the Company will be able to do so, we are currently exploring several alternative financing arrangements that would provide additional capital to permit additional growth.

The following table sets forth the Company’s capital ratios as of the dates specified:

			For Capital
	Actual		Adequacy Purposes
	Amount		Amount
	(Thousands)	Ratio	(Thousands)	Ratio
As of June 30, 2008:
Total Capital (to Risk-Weighted Assets)	$13,264	10.4%	$10,206	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$11,699	9.2%	$5,103	4.0%
Tier 1 Capital (to Average Assets)	$11,699	8.8%	$5,292	4.0%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$14,230	12.0%	$9,459	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$12,751	10.8%	$4,730	4.0%
Tier 1 Capital (to Average Assets)	$12,751	12.7%	$4,002	4.0%

Liquidity Management

At June 30, 2008, the Company (excluding the Bank) had approximately $262 thousand in cash. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities.  The primary source of liquidity for the Company will be dividends paid by the Bank.  The Bank is currently restricted from paying dividends without regulatory approval that will not be granted until the accumulated deficit has been eliminated. Existing restrictions also require the Bank to maintain its “well-capitalized” status under regulatory capital guidelines in order to pay dividends to the Company.

The Bank had cash and cash equivalents of $21.1 million, or 15% of total Bank assets, at June 30, 2008.  The Bank’s liquidity is monitored by its staff, the Investment/Asset-Liability Committee and the Board of Directors, who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

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

As loan demand increases, greater pressure is being exerted on the Bank’s liquidity.  However, it is management’s intention to maintain a loan to deposit ratio in the range of 90% - 105%. Given this goal, the Bank will not aggressively pursue lending opportunities if sufficient funding sources (i.e., deposits, Fed Funds, other borrowing lines) are not available.  We intend to limit non-local and brokered deposits to 35% or less of total deposits. As of June 30, 2008, the loan to deposit ratio was 92% and brokered deposits represented 18% of total deposits.

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

The primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling.  The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities.  Net interest income is computed by the model assuming market rates remaining unchanged and comparing those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At June 30, 2008, an analysis was performed using the Risk Monitor model provided by Fidelity Regulatory Solutions and utilizing the Bank’s June 30, 2008 Call Report data. The table below shows the impact of rising and declining interest rate simulations in 100 basis point increments over a 12-month period. Changes in net interest income in the rising and declining rate scenarios are measured against the current net interest income. The changes in equity capital represent the changes in the present value of the balance sheet without regards to business continuity, otherwise known as “liquidation value”.

	Interest Rate Shock
Shock	-2%	-1%	Annualized	+1%	+2%
Fed Funds Rate	0.00%	1.00%	2.00%	3.00%	4.00%

Net Interest Income Change	(472)	(225)	-	88	170
% Change	-8.7%	-4.1%	-	1.6%	3.1%

Equity Capital Change %	-10.6%	-4.6%	-	3.9%	7.8%

Net Interest Margin	6.37%	3.86%	4.02%	4.09%	4.15%

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

The following table sets forth, on a stand-alone basis, the Bank’s amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2008, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals.  While it is believed that such assumptions are reasonable, there can be no assurance that assumed repricing rates will approximate actual future deposit activity.  The table indicates a negative cumulative interest rate sensitivity gap for the zero to 3 years repricing scenarios and a positive interest rate sensitivity gap for all future periods.

	As of June 30, 2008
	Volumes Subject to Repricing Within
	0-1 Day	2-90 Days	91-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
Assets:	(Dollars in thousands)
Cash, fed funds and other	$17,050	$-	$-	$-	$-	$4,077	$21,127
Investments and FRB Stock	-		-	-	354	-	354
Loans (1)	-	46,873	9,800	11,730	46,853	2,906	118,162
Fixed and other assets	-	-	-	-	-	219	219
Total Assets	$17,050	$46,873	$9,800	$11,730	$47,207	$7,201	$139,862

Liabilities and Stockholders’ Equity:
Interest-bearing checking, savings and money market accounts	$53,719	$-	$-	$-	$-	$25,492	$79,212
Certificates of deposit	-	14,787	26,018	7,440	87	-	48,332
Borrowed funds	-	-	-	-	-	-	-
Other liabilities	-	-	-	-	-	619	619
Stockholders’ equity	-	-	-	-	-	11,699	11,699
Total liabilities and stockholders’ equity	$53,719	$14,787	$26,018	$7,440	$87	$37,810	$139,862

Interest rate sensitivity gap	$(36,669)	$32,086	$(16,218)	$4,290	$47,120
Cumulative interest rate sensitivity gap	$(36,669)	$(4,583)	$(20,801)	$(16,511)	$30,609
Cumulative gap to total assets	-26.2%	-3.3%	-14.9%	-11.8%	21.9%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	31.7%	93.3%	78.0%	83.8%	130.0%

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

Item 4T.  Controls and Procedures

As of June  30, 2008, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of June 30, 2008, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported with in the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended June 30, 2008, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

Our business is subject to general economic risks that could adversely impact our results of operations and financial condition.

•	Changes in economic conditions, particularly a further economic slowdown in Southern California, could hurt our business.

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008.  Further deterioration in economic conditions, in particular within the Southern California real estate markets, could result in the following consequences, among others, any of which could hurt our business materially:

•	loan delinquencies may increase;
•	problem assets and foreclosures may increase;
•	demand for our products and services may decline; and
•	collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer’s borrowing power and reducing the value of assets and collateral securing our loans.

Our success depends on the general economic condition of Southern California, which management cannot forecast with certainty.  Unlike many of our larger competitors, substantially all of our borrowers and depositors are individuals and businesses located or doing business in our service areas.  As a result, our operations and profitability may be more adversely affected by a local economic downturn than those of our larger, more geographically diverse competitors. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may also adversely affect our profitability.  We do not have the ability of a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in Southern California could adversely affect the value of our assets, revenues, profitability and financial condition.

•	Downturns in the Southern California real estate markets could hurt our business.

Our business activities and credit exposure are primarily concentrated in Southern California.  While we do not have any sub-prime loans, our construction and land loan portfolios, our commercial and multifamily loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market.  We anticipate that further declines in the Southern California real estate markets will hurt our business.  As of June 30, 2008, substantially all of our real estate secured loan portfolio consisted of loans located in Southern California.  If real estate values continue to decline in this area, the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans.  The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

•	We may suffer losses in our loan portfolio despite our underwriting practices.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices.   Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.

Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantially increased oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2008.  Many lending institutions, including us, have experienced declines in the performance of their loans, including construction and land loans, multifamily loans, commercial loans and consumer loans.  Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many construction and land, commercial and multifamily and other commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations.  In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders.  Negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

Other than as set forth above, there have been no material changes to the risk factors set forth in Part I, Item 1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

In connection with the previously reported promotion of Michael S. Hahn from President and Chief Operating Officer of the Company and the Bank to President and Chief Executive Officer of the Company and the Bank, the Company and the Bank entered into a new employment agreement with Mr. Hahn effective May 20, 2008 that replaces his prior employment agreement with the Bank.  The new agreement has an initial term of five years, after which the agreement will automatically renew for successive one-year terms unless the Company and the Bank notify Mr. Hahn within 90 days prior to the expiration of the then-current term that the agreement will not renew.

The new agreement entitles Mr. Hahn to a minimum annual base salary of $190,000, an annual incentive bonus opportunity of up to 15% of base salary and the right to participate in any benefit programs applicable to executive officers of the Company and the Bank. The new agreement requires the Bank to maintain Mr. Hahn’s existing $1.5 million term life insurance policy and to name Mr. Hahn’s estate as beneficiary of $1.0 million of the death benefit, as well as to purchase and maintain a long-term disability policy for Mr. Hahn’s benefit. The new agreement increases Mr. Hahn’s monthly auto allowance and provides for payment of membership fees and dues at a club deemed beneficial to the Bank’s presence in the local community.

As under the prior employment agreement, the new employment agreement provides that if Mr. Hahn’s employment is terminated by the Company and the Bank without cause, he will be entitled to a lump sum severance payment equal to his then-current annual base salary.  The new employment agreement increases the lump sum payment Mr. Hahn would receive in the event of a change in control from 199% of his base amount (as defined in Section 280G of the Internal Revenue Code) to 299% of his base amount.

The foregoing description of Mr. Hahn’s new employment agreement is qualified in its entirety by reference to the full text of the agreement, a copy of which is filed as Exhibit 10.1 to this report.

ITEM 6. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on September 8, 2004 (File No. 333-11859) and incorporated herein by reference
3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed on September 8, 2004 (File No. 333-118859) and incorporated herein by reference
10.1	Employment Agreement of Michael Stephen Hahn, President and CEO, dated May 20, 2008
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC COAST NATIONAL BANCORP
Date: August 14, 2008	By:	/s/ Michael S. Hahn
Michael S. Hahn
President & Chief Executive Officer

Date: August 14, 2008	By:	/s/ Terry Stalk
Terry Stalk
Chief Financial Officer