Form 10-Q
period 2008-09-30
Pacific Coast National Bancorp
filed 2008-11-14
CIK 1302502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

    (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Yes [  ] No [X ]

The number of shares outstanding of the issuer’s Common Stock as of  November 12, 2008, was 2,544,850 shares.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company and the Board.  The following factors, among others, could cause the Company’s results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	the loss of key personnel;

•	the failure of assumptions;

•	changes in various monetary and fiscal policies and regulations;

•	changes in policies by regulatory agencies and other governmental initiatives affecting the financial services industry;

•	changes in general economic conditions and economic conditions in Southern California;

•	adverse changes in the local real estate market and the value of real estate collateral securing a substantial portion of the Bank’s loan portfolio;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

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

These factors and the risk factors referred to in “Business-Risk Factors” in the Company’s Annual Report on Form 10-KSB filed with the SEC (and available free of charge through www.sec.gov) for the year ended December 31, 2007 and in Item 1A of this Form 10-Q could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company, and you should not place undue reliance on any such forward-looking statements.  Any forward-looking statement speaks only as of the date on which it is made and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Unless the context indicates otherwise, as used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to Pacific Coast National Bancorp and its consolidated subsidiary, Pacific Coast National Bank. References to the “Bank” refer to Pacific Coast National Bank.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PACIFIC COAST NATIONAL BANCORP
CONSOLDIATED BALANCE SHEETS

ASSETS

	September 30, 2008
	(unaudited)	December 31, 2007
Cash and due from banks	$7,382,951	$1,688,892
Federal funds sold	-	12,785,000
TOTAL CASH AND CASH EQUIVALENTS	7,382,951	14,473,892
Loans	130,344,503	97,874,131
Less: Allowance for loan losses	(1,727,822)	(1,814,860)
Loans, net of allowance for loan losses	128,616,681	96,059,271
Premises and equipment, net	628,214	887,532
Federal Reserve Bank stock, at cost	354,200	405,150
Accrued interest receivable and other assets	1,090,765	671,339
TOTAL ASSETS	$138,072,811	$112,497,184

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand	$24,470,420	$17,658,241
Interest-bearing demand accounts	4,218,540	3,951,566
Money market and Savings accounts	58,067,706	36,210,745
Time certificates of deposit of $100,000 or more	20,189,162	3,177,552
Other time certificates of deposit	17,366,910	37,993,669
TOTAL DEPOSITS	124,312,738	98,991,773
Fed Funds Purchased	1,040,000	-
Accrued interest and other liabilities	546,585	754,146
TOTAL LIABILITIES	125,899,323	99,745,919
Shareholders' equity
Common stock - $0.01 par value; 10,000,000 shares authorized;
issued and outstanding: 2,492,220 shares at September 30,
2008 and 2,281,700 shares at December 31, 2007	24,922	22,817
Additional paid-in capital	26,591,810	25,561,705
Accumulated deficit	(14,443,244)	(12,833,257)
TOTAL SHAREHOLDERS' EQUITY	12,173,488	12,751,265
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$138,072,811	$112,497,184

See accompanying condensed notes to unaudited consolidated financial statements

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Interest income
Interest and fees on loans	$2,211,623	$1,408,465	$6,154,524	$3,024,384
Federal funds sold	33,280	114,481	181,873	465,479
Investment securities, taxable	-	-	-	128,488
Other	5,313	7,068	16,873	32,233
Total interest income	2,250,216	1,530,014	6,353,270	3,650,584
Interest expense
Time certificates of deposit
of $100,000 or more	190,819	36,094	355,605	126,424
Other deposits	557,930	507,630	1,936,864	1,086,480
Fed Funds Purchased	1,392	-	1,392	-
Total interest expense	750,141	543,724	2,293,861	1,212,904
Net interest income before provision for loan losses	1,500,075	986,290	4,059,409	2,437,680
Provision for loan losses	489,250	254,049	1,137,900	572,409
Net interest income after
provision for loan losses	1,010,825	732,241	2,921,509	1,865,271
Noninterest income
Service charges and fees	30,320	130,826	163,204	156,978
Gain on Sale of SBA loans	248,780	186,756	667,335	320,467
Loss on sale of investment
securities	-	-	-	(12,047)
	279,100	317,582	830,539	465,398
Noninterest expense
Salaries and employee benefits	921,391	902,611	3,030,305	2,707,273
Occupancy	231,866	228,653	720,116	740,915
Professional services	108,360	158,539	330,612	393,821
Other	414,104	340,100	1,279,402	1,028,267
	1,675,721	1,629,903	5,360,435	4,870,276
(Loss) before income taxes	(385,796)	(580,080)	(1,608,387)	(2,539,607)
Provision for income taxes	-	-	1,600	1,600
Net (loss)	$(385,796)	$(580,080)	$(1,609,987)	$(2,541,207)
Per share data
Weighted-average shares outstanding	2,283,988	2,281,700	2,282,468	2,281,682
Net (loss), basic and diluted	$(0.17)	$(0.25)	$(0.71)	$(1.11)

See accompanying condensed notes to unaudited consolidated financial statements.

PACIFIC COAST NATIONAL BANCORP
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash flows from operating activities:
Net loss	$(1,609,987)	$(2,541,207)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	321,017	313,681
Provision for loan losses	1,137,900	572,409
Provision for off balance sheet contingencies	1,694	38,477
Accretion of premium or (discount) on investment securities	-	(6,486)
Loss on sale of available for sale securities	-	12,047
Gain on sale of loans	(667,335)	(320,467)
Stock-based compensation	183,910	678,260
Net (increase) in Other Assets	(419,426)	(276,991)
Net increase (decrease) in Other Liabilities	(209,255)	266,331
Net cash provided by (used in) operating activities	(1,261,482)	(1,263,946)

Cash flows from investing activities:
Proceeds from maturity of time deposits in other financial institutions	-	1,000,000
Proceeds from sale of available for sale investment securities	-	7,937,814
Net redemption of Federal Reserve Bank stock	50,950	39,800
Proceeds from sale of loans	12,441,174	5,856,224
Net (increase) in Loans	(45,469,149)	(47,824,261)
Purchases of premises and equipment	(61,699)	(92,038)
Net cash used in investing activities	(33,038,724)	(33,082,461)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts	28,936,114	22,148,101
Net increase (decrease) in time deposits	(3,615,149)	12,957,508
Net increase in fed funds purchased	1,040,000	-
Proceeds from exercise of warrants	-	2,500
Proceeds from sale of stock, net	848,300	-
Net cash provided by financing activities	27,209,265	35,108,109

Net increase (decrease) in cash and cash equivalents	(7,090,941)	761,702

Cash and cash equivalents at beginning of period	14,473,892	10,916,151
Cash and cash equivalents at end of period	$7,382,951	$11,677,853

Supplemental disclosure of cash flow information:
Interest paid	$2,306,297	$1,174,930
Income taxes paid	$1,600	$1,600

Supplemental schedule of non-cash investing activities:
Transfer of held to maturity securities to available for sale	$-	$7,937,275

See accompanying condensed notes to unaudited consolidated financial statements

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
AS OF SEPTEMBER 30, 2008

			Additional
	Shares	Common	Paid-in	Accumulated
	Outstanding	Stock	Capital	Deficit		Total
Balance at December 31, 2007	2,281,700	$22,817	$25,561,705	$	(12,833,257)	$12,751,265
Proceeds from sale of stock, net	210,520	2,105	846,195			848,300
Stock-based Compensation	-	-	183,910		-	183,910
Net Loss	-	-	-		(1,609,987)	(1,609,987)
Balance at September 30, 2008	2,492,220	$24,922	$26,591,810	$	(14,443,244)	$12,173,488

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

The consolidated interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results of a full year’s operations. For further information, refer to the audited financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

Note 2 – Loss Per Share

Loss per common share is based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period would be included in diluted loss per share; however, the effect of potential shares would be antidilutive during the periods presented. For the three and nine months ended September 30, 2008, the conversion of approximately no and 1,000, respectively, common shares issuable upon exercise of the employee stock options and common stock warrants have not been included in the 2008 loss per share computation because their inclusion would have been antidilutive on loss per share. For the three and nine months ended September 30, 2007, the conversion of approximately 12,500 and 366,000, respectively, common shares issuable upon exercise of the employee stock options and common stock warrants have not been included in the 2007 loss per share computation because their inclusion would have been antidilutive on loss per share.

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

As of September 30, 2008, there was approximately $40 thousand of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 1 year.

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan , including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. At September 30, 2008, we had ten loans that were considered impaired for a total of $7.0 million. Upon being classified as impaired, charge offs were taken to reduce the balance of each loan to an estimate of the collateral fair market value less cost to dispose. This estimate was a level 3 valuation. There was no direct impact on the income statement. The charge-offs were recorded as a reduction in the allowance for loan losses.

Note 5 – Loans

The composition of the loan portfolio at September 30, 2008 and December 31, 2007, was as follows:

	September 30, 2008		December 31, 2007
Real estate	(Dollars in thousands)
1-4 residential (1)	$5,512	4.2%	$2,655	2.7%
Multi-Family	2,117	1.6%	720	0.7%
Non-farm, non-residential	51,168	39.4%	40,951	41.9%
Construction & Land Development	37,344	28.7%	31,164	31.9%
Commercial	33,653	25.9%	21,827	22.4%
Consumer	167	0.1%	327	0.3%
	129,961	100%	97,644	100%
Net deferred loan costs, premiums and discounts	384		230
Allowance for loan losses	(1,728)		(1,815)
	$128,617		$96,059

(1) Comprised of second mortgage home loans under home equity lines of credit.

At September 30, 2008, and December 31, 2007, the Bank had total commitments to lend outstanding of $37.3 million and $29.5 million respectively.

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

At September 30, 2008, the Bank had five construction loans with outstanding balances of $4.9 million, four commercial loans with outstanding balances of  $2.0 million, and one consumer loan with an outstanding balance of $89 thousand, all of which were considered impaired compared to two construction loans which were considered impaired at December 31, 2007 for $2.5 million.

One construction loan for $1.0 million was excluded from the impaired loan totals as it is in escrow at this time. The escrow is expected to close on or about November 14, 2008. If the property is not sold, the $1.0 million would be added to the impaired loan total. At this time the collateral is valued higher than the outstanding loan amount. Therefore no additional reserves would be required. If property values continue to decline, however, this could change.

If a loan is real-estate collateral-dependent and considered impaired, the outstanding principal is reduced through a charge off to the estimated fair value, which may be the property’s bulk-sale value, less costs to sell. Once the loss has been recognized, no additional reserves for losses are taken for these loans, however additional charge-offs could be required if there is continued deterioration in collateral value. Therefore, the related allowance for loan losses on impaired loans represents only the allowance for non-real estate collateral dependent loans. As of September 30, 2008, six impaired loans for $3.1 million were not considered real-estate collateral-dependent and had allowances for losses totaling $648 thousand.

The following table provides information on impaired  loans:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Impaired loans with a valuation allowance (1)	$3,054	$2,467
Impaired loans without a valuation allowance	3,921	-
Total impaired loans	$6,975	$2,467
Valuation allowance related to impaired loans	$648	$590
Net recorded investment in impaired loans	$6,327	$1,877

Average balance during the year on impaired loans	$7,323	$2,456
Cash collections applied to reduce principal balances	$272	$-
Interest income recognized on cash collections	$286	$126

(1) At September 30, 2008, $350 thousand in impaired loans with specific reserves held SBA guarantees for approximately $175 thousand.

The following table sets forth the activity for the nine months ended September 30, 2008 and 2007 in our allowance for loan losses account.

	2008	2007
	($ in thousands)
Balance at beginning of year	$1,815	$432
Provision charged to expense	1,138	1,383
Total loans charged off	(1,493)	-
Recoveries on loans previously charged off	268	-
Balance at end of period	$1,728	$1,815

Note 6 – Other Expenses

A summary of other expenses for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Data Processing	$ 123,238	$ 115,467	$ 405,198	$ 311,394
Office Expenses	105,258	93,586	351,503	242,275
Marketing	82,026	68,290	275,998	196,621
Regulatory Assessments	43,359	2,694	96,122	27,916
Insurance Costs	19,586	24,485	74,481	79,586
Director-related expenses (1)	1,518	5,996	7,449	70,247
Other (2)	39,120	29,582	68,652	100,228
	$ 414,104	$ 340,100	$ 1,279,402	$ 1,028,267

(1) Consists primarily of costs associated with training conferences and director stock option expense.
(2) Consists primarily of costs associated with recruiting expenses and the annual meeting printing and mailing costs.

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

No federal or state tax expense or benefit has been recorded for the quarters ended September 2008 and 2007 due to the Company’s operating losses.

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

Note 9 – Sale of Stock

The Company recently completed a private placement transaction in which it sold an aggregate of 25 units, for an aggregate purchase price of $1,250,000 ($50,000 per unit), consisting of an aggregate of 263,150 shares of the Company's common stock (10,526 shares per unit) and warrants, exercisable for three years, to purchase an aggregate of 52,650 shares of the Company's common stock (2,106 shares per unit) at an exercise price of $4.75 per share.  Twenty units were sold in September 2008 (13 of which, for $650,000, were purchased by directors and an executive officer of the Company) and five units were sold in November 2008.  The offering resulted in net proceeds of approximately $848 thousand as of September 30, 2008, and an additional $236 thousand by November 4, 2008.

Note 10– Reclassifications

Certain reclassifications have been made in the 2007 consolidated financial statements and footnotes to conform to the presentation used in 2008 with no change to previously reported net loss or shareholders’ equity.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis address the Company’s consolidated financial condition as of September 30, 2008 compared to December 31, 2007, and results of operations for the three and nine months ended September 30, 2008 and 2007. The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

The adequacy of the allowance is determined using two different methods to determine a range. The first method involves classifying the loans by type and applying historical loss rates using an 8 year rolling average determined from Call Report data for all banks obtained from the Federal Reserve Board (“FRB”) website. To this number is added the reserves for loans classified as substandard, substandard non-accrual, and doubtful, as established by management. The second method involves classifying the portfolio by risk weighting and applying a loss factor for each rating, again using the FRB historic database to determine appropriate factors as the Bank has limited loss history. Again, the related reserves for the loans classified as substandard, substandard non-accrual, and doubtful, are added to the general allowance to arrive at a total allowance. In addition, qualitative, or “Q”, factors are used to adjust the general allowance. These Q factors include changes in lending policies and procedures, in national and local economic conditions, in the nature and volume of the loan portfolio, in the tenure of the lending staff, in the non-performing loans, and in the quality of the loan review system. In addition, the existence and effect of concentrations within the portfolio and the effect of external factors are also taken into account

The loan loss allowance is based on the most current review of the loan portfolio at that time. The servicing officer has the primary responsibility for updating significant changes in a customer’s financial position.  Each officer prepares status updates on any credit deemed to be experiencing repayment difficulties which, in the officer’s opinion, would place the collection of principal or interest in doubt.  The internal loan review department for the Bank is responsible for an ongoing review of its entire loan portfolio with specific goals set for the volume of loans to be reviewed on an annual basis.

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

Loans are considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral, less estimated costs to dispose of the asset.  In measuring the fair value of the collateral, management uses assumptions (e.g., discount rates) and methodologies (e.g., comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties.

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

The Company recently completed a private placement transaction in which it sold an aggregate of 25 units, for an aggregate purchase price of $1,250,000 ($50,000 per unit), consisting of an aggregate of 263,150 shares of the Company's common stock (10,526 shares per unit) and warrants, exercisable for three years, to purchase an aggregate of 52,650 shares of the Company's common stock (2,106 shares per unit) at an exercise price of $4.75 per share.  Twenty units were sold in September 2008 (13 of which, for $650,000, were purchased by directors and an executive officer of the Company) and five units were sold in November 2008.  The offering resulted in net proceeds of approximately $848 thousand as of September 30, 2008, and an additional $236 thousand by November 4, 2008.

 The Bank’s principal markets include the coastal regions of Southern Orange County and Northern San Diego County, California.   As of September 30, 2008, the Company had, on a consolidated basis, total assets of $138.1 million, net loans of $128.6 million, total deposits of $124.3 million, and shareholders’ equity of $12.2 million.  The Bank currently operates through a main branch office located at 905 Calle Amanecer in San Clemente, California and a branch office at 499 North El Camino Real in Encinitas, California.

The Company incurred a net loss for the third quarter of 2008 of $(386) thousand or $(0.17) per share, as compared to a net loss of $(580) thousand or $(0.25) per share, during the same period of 2007. The improvement in the 2008 quarter was primarily attributable to a 52% increase in the net interest income due to an increase in earning assets, partially offset by a 3% increase in non-interest expenses and a provision for loan losses which increased by 92%

The Company incurred a net loss for the nine months ended September 30, 2008 of $(1.6) million or $(0.71) per share, as compared to a net loss of $(2.5) million or $(1.11) per share, during the same period of 2007. The improvement in the 2008 period was primarily attributable to a 66% increase in the net interest income due to an increase in earning assets and a 78% increase in non-interest income due primarily to gain on sales of SBA loans, partially offset by a 10% increase in non-interest expenses and a 99% increase in the provision for loan losses.

The following discussion focuses on the Company’s financial condition as of September 30, 2008 compared to December 31, 2007 and results of operations for the three and nine months ended September 30, 2008 and 2007.

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

Net interest income for the three and nine months ended September 30, 2008, before the provision for loan losses was $1.5 million and $4.1 million compared to $986 thousand and $2.4 million for the same time periods in 2007. This growth was attributable to the increase in the volume of earning assets and the greater percentage of loans comprising earning assets in the 2008 periods.

During the three months ended September 30, 2008, loans accounted for 95% of average earning assets, with a weighted average yield of 6.94%, compared to the same period in 2007 when 88% of the average earning assets were loans, with a weighted average yield of 8.33%. The increase in loans as a percentage of average earning assets occurred primarily as a result of significantly increased loan originations in the second half of 2007 and the first nine months of 2008. The decrease in the average yield resulted primarily from the decrease in market rates prompted by the actions of the Federal Reserve Board over the last year. Total loan interest income was $2.2 million, including net loan fees of $135 thousand, for the three months ended September 30, 2008 compared to $1.4 million in total loan interest income, including $16 thousand in net loan costs, for the same period in 2007.

During the first nine months of 2008, loans accounted for 92% of average earning assets, with a weighted average yield of 7.20%, compared to the first nine months of 2007 when 77% of the average earning assets were loans, with a weighted average yield of 8.22%. The increase in loans as a percentage of average earning assets occurred primarily as a result of significantly increased loan originations in the second half of 2007 and the first nine months of 2008. The decrease in the average yield resulted primarily from the decrease in market rates prompted by the actions of the Federal Reserve Board over the last year. Total loan interest income was $6.2 million, including net loan fees of $323 thousand, for the first nine months of 2008 compared to $3.0 million in total loan interest income, including $(5) thousand in net loan costs, in the first nine months of 2007.

Other earning assets may from time to time consist of investments, capital stock of the Federal Reserve Bank, time deposits with other financial institutions and overnight fed funds. For the three months ended September 30, 2008, fed funds sold averaged $6.4 million with an average yield of 2.06% compared to the same period in 2007 with average fed funds sold of $9.0 million with an average yield of 5.06%. The remaining earning assets for the three months ended September 30, 2008, consisted of stock in the Federal Reserve Bank with an average yield of 5.95% compared to the same period in 2007 with other earning assets consisting of stock in the Federal Reserve Bank averaging $454 thousand with an average yield of 6.18%.  The decrease in the average yields resulted primarily from the decrease in market rates prompted by the actions of the Federal Reserve Board over the last year.

For the first nine months of 2008, fed funds sold averaged $10.0 million with an average yield of 2.41% compared to the first nine months of 2007 with average fed funds sold of $11.5 million with an average yield of 5.39%. The remaining earning assets for the first nine months of 2008 consisted of stock in the Federal Reserve Bank with an average yield of 5.99% compared to the first nine months of 2007 with other earning assets consisting of investment securities and stock in the Federal Reserve Bank averaging $3.5 million with an average yield of 6.18%.

Interest-bearing liabilities, consisting of deposits and fed funds purchased, averaged $99.9 million with an average rate of 2.98% during the three months ended September 30, 2008, compared with $48.0 million in interest-bearing deposits at a rate of 4.50% for the same period in 2007. The decrease in the average rate on deposit products was the result of decreases in market rates as a result of actions taken by the Federal Reserve Board in recent months, offset by higher-rate time deposits obtained through brokers.  The increase in deposits was a result of our marketing campaign, the cross-selling of deposit products to our borrowers, direct sales calls and the utilization of brokered deposits to fund increased loan originations.

Interest-bearing liabilities averaged $92.3 million with an average rate of 3.31% during the first nine months of 2008, compared with $37.9 million in interest-bearing deposits at a rate of 4.28% for the same period in 2007. The decrease in the average rate on deposit products was the result of decreases in market rates as a result of actions taken by the Federal Reserve Board in recent months, offset by higher-rate time deposits obtained through brokers.  The increase in deposits was a result of our marketing campaign, the cross-selling of deposit products to our borrowers, direct sales calls and the utilization of brokered deposits to fund increased loan originations.

Due to strong loan demand, we began utilizing brokered deposits in the second quarter of 2007. As discussed under “Capital Resources and Capital Adequacy Management”, we seek to limit the amount of brokered deposits as their utilization typically would be expected to increase our overall cost of funds. As of September 30, 2008, $19.7 million in brokered funds were on deposit with an average rate of 3.4%, compared with $11.2 million in brokered funds on deposit as of September 30, 2007, with an average rate of 5.4%, and $28.2 million in brokered funds as of December 31, 2007, with an average rate of 4.9%.

During the third quarter of 2008 and in response to customer demand, we began offering reciprocal deposits through the CDAR program. This program allows a customer to deposit funds in excess of the FDIC insurance through Pacific Coast National Bank into other financial institutions. These institutions place reciprocal deposits with the Bank, maximizing the FDIC insurance coverage. As of September 30, 2008, $2.2 million shown as brokered funds were reciprocal deposits.

Non-interest bearing demand account balances averaged $25.2 million and $22.9 million for the three and nine months ended September 30, 2008, representing 20% of total deposits in each period. This compares with $17.8 million and $16.4 million for the same periods in 2007, representing 27% and 30% respectively of total deposits in each period. While the dollar amount of demand deposits continues to increase, the percentage of demand deposits to total deposits has decreased. This is the result of a significant increase in money market accounts and the increase in time deposits to maintain liquidity as the loan portfolio has grown. The growth in money market accounts was the result of marketing efforts of new personnel in the San Clemente office, which has allowed us to not renew some brokered time deposits as they have matured.

The net interest margin was 4.47% and 4.35% for the three and nine months ended September 30, 2008, compared to 5.12% and 5.07% for the same periods in 2007.  We earned $1.5 million in net interest income on average interest-earning assets of $133.1 million and $4.1 million on average earning assets of $124.3 million for the three and nine months ended September 30, 2008. For the same periods in 2007, we earned $986 thousand on average interest-earning assets of $76.5 million and $2.4 million on average interest-earning assets of $64.2 million, respectively. For the three and nine months ended September 30, 2008 compared to the same periods in 2007, net interest income before provision for loan losses increased by $597 thousand due to the increase in volume of earning assets, and decreased by $83 thousand due to changes in interest rates, and increased by $1.9 million due to the increase in volume of earning assets, and decreased by $244 thousand due to changes in interest rates.

The following tables set forth our average balances of assets, liabilities and shareholders’ equity, in addition to the major components of net interest income and the net interest margin for the three and nine month periods indicated.

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Average Balance	Interest	Average Yield / Cost (4)	Average Balance	Interest	Average Yield / Cost (4)
	(Dollars in thousands)
Assets:
Interest-earning Assets:
Net Loans Receivable (1)	$126,346	$2,212	6.94%	$67,092	$1,408	8.33%
Investment in capital stock of Federal Reserve Bank and Other Investments	354	5	5.95%	454	7	6.18%
Fed funds sold	6,406	33	2.06%	8,968	115	5.06%
Total interest-earning assets	133,106	2,250	6.71%	76,514	1,530	7.93%
Noninterest-earning assets	3,977			3,426
Total Assets	$137,083			$79,940

Liabilities and Shareholders' Equity
Money Market and Savings Deposits	$51,106	$294	2.28%	$32,365	372	4.56%
Interest-bearing Checking	4,468	14	1.24%	3,229	11	1.31%
Time Deposits of $100,000 or more	20,771	191	3.64%	2,844	36	5.04%
Other Time Deposits	23,279	250	4.26%	9,546	125	5.20%
Fed funds purchased	230	1	2.40%	-	-
Total Interest-bearing liabilities	99,854	750	2.98%	47,985	544	4.50%
Non-interest bearing checking accounts	25,199			17,835
Non-interest bearing liabilities	593			415
Shareholders' Equity	11,437			13,705
Total Liabilities and
Shareholders' Equity	$137,083			$79,940

Net Interest Income		$1,500			$986

Net Interest Spread (2)		3.73%			3.44%

Net Interest Margin (3)		4.47%			5.12%

(1) Loan fees (costs) are included in total interest income as follows: 2008 $135 thousand; 2007 $16 thousand.
(2) Net interest spread represents the yield earned on average total interest-earning assets less the rate paid on average interest-bearing liabilities.
(3) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Average Balance	Interest	Average Yield / Cost (4)	Average Balance	Interest	Average Yield / Cost (4)
	(Dollars in thousands)
Assets:
Interest-earning Assets:
Net Loans Receivable (1)	$113,889	$6,155	7.20%	$49,199	$3,024	8.22%
Investment Securities	-	-	4.85%	2,752	129	6.24%
Investment in capital stock of Federal Reserve Bank and Other Investments	375	17	5.99%	732	32	5.88%
Fed funds sold	10,044	182	2.41%	11,541	466	5.39%
Total interest-earning assets	124,308	6,353	6.81%	64,224	3,651	7.60%
Noninterest-earning assets	3,162			4,561
Total Assets	$127,470			$68,785

Liabilities and Shareholders' Equity
Money Market and Savings Deposits	$45,759	$868	2.53%	$26,428	880	4.45%
Interest-bearing Checking	3,975	41	1.37%	3,208	32	1.33%
Time Deposits of $100,000 or more	13,518	356	3.50%	3,435	126	4.92%
Other Time Deposits	28,945	1,029	4.74%	4,812	175	4.85%
Fed funds purchased	77	1	2.41%	-	-
Total Interest-bearing liabilities	92,274	2,295	3.31%	37,883	1,213	4.28%
Non-interest bearing checking accounts	22,917			16,353
Non-interest bearing liabilities	700			374
Shareholders' Equity	11,579			14,175
Total Liabilities and
Shareholders' Equity	$127,470			$68,785

Net Interest Income		$4,058			$2,438

Net Interest Spread (2)		3.50%			3.32%

Net Interest Margin (3)		4.35%			5.07%

(1) Loan fees (costs) are included in total interest income as follows: 2008 $323 thousand; 2007 $(5) thousand.
(2) Net interest spread represents the yield earned on average total interest-earning assets less the rate paid on average interest-bearing liabilities.
(3) Net interest margin is computed by dividing annualized net interest income by average total interest-earning assets.
(4) Annualized

The following tables present the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected interest income and interest expense in the three and nine months ended September 30, 2008 compared to the same periods in 2007. Because of our significant loan and deposit growth, changes due to volume account for most of the overall change. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Increase/(Decrease) in Net Interest Income

	Due To
	Rate	Volume	Net
Interest-earning Assets:	(Dollars in thousands)
Net Loans Receivable	$ (234)	$ 1,038	$ 804
Investment Securities	-	-	-
Investment in capital stock of Federal Reserve Bank and Other Investments	(0)	(2)	(2)
Fed funds sold	(68)	(14)	(82)
Total	(302)	1,022	720

Interest-bearing Liabilities:
Money Market and Savings Deposits	(186)	108	(78)
Interest-bearing Checking	(1)	4	3
Time Deposits of $100,000 or more	(10)	165	155
Other Time Deposits	(22)	148	125
Fed funds purchased	-	1	1
Total	(219)	425	206

Net Change in Net Interest Income	$ (83)	$ 597	$ 514

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Increase/(Decrease) in Net Interest Income

	Due To
	Rate	Volume	Net
Interest-earning Assets:	(Dollars in thousands)
Net Loans Receivable	$ (377)	$ 3,508	$ 3,131
Investment Securities	(29)	(100)	(129)
Investment in capital stock of Federal Reserve Bank and Other Investments	1	(16)	(15)
Fed funds sold	(257)	(27)	(284)
Total	(662)	3,364	2,702

Interest-bearing Liabilities:
Money Market and Savings Deposits	(379)	367	(12)
Interest-bearing Checking	1	8	9
Time Deposits of $100,000 or more	(37)	266	230
Other Time Deposits	(4)	858	854
Fed funds purchased	-	1	1
Total	(418)	1,500	1,082

Net Change in Net Interest Income	$ (244)	$ 1,864	$ 1,620

Provision for Loan Losses

A provision for loan losses is determined that is considered sufficient to maintain an allowance to absorb probable losses inherent in the loan portfolio as of the balance sheet date.  For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

In the three and nine months ended September 30, 2008 and 2007, the provision for loan losses was $489 thousand and $1.1 million compared to $254 thousand and $572 thousand, respectively.

There were eight loans for $5.5 million on nonaccrual, one impaired loan for $562 thousand still accruing interest and one restructured loan for $954 thousand for a total of $7.0 million in loans considered impaired as of September 30, 2008. During the three months ended September 30, 2008, one commercial loan for $350 thousand previously reported as impaired was charged off and a recovery of $174 thousand on a charged-off construction loan was received. There were no charge-offs, recoveries or non-performing loans during the same periods in 2007.

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

Noninterest Income

Non-interest income for the three and nine months ended September 30, 2008 was $279 thousand including $249 thousand from gain on sale of the guaranteed portion of SBA loans, and $831 thousand including $667 thousand from gain on sale of the guaranteed portion of SBA loans, respectively. For the same periods in 2007, non-interest income was $318 thousand including $187 thousand from gain on sale of the guaranteed portion of SBA loans, and $465 thousand including $320 thousand from gain on sale of the guaranteed portion of SBA loans. Loan brokerage fees were $0 thousand and $90 thousand for the three and nine months ended September 30, 2008 compared to $114 thousand for the three and nine month periods ended September 30, 2007. The decrease in loan broker fees is the result of the sharp decrease in the number of financial institutions willing to extend credit on real estate-collateralized projects. During the three and nine months ended September 30, 2007, we had a loss on the sale of available-for-sale securities of $0 and $12 thousand, respectively. Fees on deposit accounts make up the remainder of the noninterest income for all periods, and the increases in these fees during the 2008 periods were due to the increase in the volume of deposits. Deposit fees and service charges were $30 thousand, $73 thousand, $17 thousand and $43 thousand for the three and nine month periods of 2008 and 2007, respectively.

Noninterest Expense

Total noninterest expense was $1.7 million and $5.4 million for the three and nine months ended September 30, 2008, respectively, compared to $1.6 million and $4.9 million for the same periods in 2007. The major components of the expense are discussed below.  Our infrastructure, personnel and fixed operating base can support a substantially larger asset base. As a result, we believe we can cost-effectively grow and control noninterest expenses relative to revenue growth.

Salaries and employee benefits totaled $921 thousand for the third quarter, and $3.0 million for the first nine months of 2008 compared to $903 thousand and $2.7 million for the third quarter and first nine months of 2007. Included in this category for the three and nine months ended September 30, 2008 were $11 thousand and $176 thousand representing a portion of the expense for the employee stock options granted from May 16, 2005, through September 30, 2008. In the three and nine months ended September 30, 2007, this expense was $92 thousand and $618 thousand. Excluding the expense associated with stock options, salaries and employee benefits increased by $100 thousand and $764 thousand, respectively in the three and nine months ended September 30, 2008 compared with the same periods in 2007. The increase occurred due to the hiring of additional personnel to accommodate the growth in the Bank’s customer base, but is also the result of the implementation of FAS No. 91 in the second quarter of 2007. In the second quarter of 2007, FAS No. 91 was implemented resulting in recovered salary costs associated with loan generation of $281 thousand. This expense represented the costs for loans outstanding at the time of implementation. Employee benefit costs including employer taxes and group insurance accounted for approximately 17% of the salary and employee benefits expense in the three and nine months ended September 30, 2008, compared to 18% in the same periods in 2007. The Bank employed 37 full-time equivalent

(FTE) employees as of September 30, 2008 compared to 38 FTE as of September 30, 2007. The volume of assets per employee as of the end of the third quarter of 2008 was $3,730,000 compared to $2,362,000 at the end of September 2007.

Occupancy and equipment expenses totaled $232 thousand and $720 thousand for the three and nine months ended September 30, 2008, compared to $229 thousand and $741 thousand for the three and nine months ended September 30, 2007.  Depreciation expense of fixed asset and tenant improvements for the three and nine months ended September 30, 2008, were $132 thousand and $321 thousand compared to the same periods in 2007 of $89 thousand and $265 thousand.

Professional fees for the three and nine months ended September 30, 2008, were $108 thousand and $331 thousand compared to $159 thousand and $394 thousand for the same time periods in 2007. The decrease in 2008 is primarily due to reduced legal fees resulting from a fixed-fee contract and a reduction in the use of consultants related to preparation for compliance with Sarbanes-Oxley.

A summary of other expenses for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Data Processing	$ 123,238	$ 115,467	$ 405,198	$ 311,394
Office Expenses	105,258	93,586	351,503	242,275
Marketing	82,026	68,290	275,998	196,621
Regulatory Assessments	43,359	2,694	96,122	27,916
Insurance Costs	19,586	24,485	74,481	79,586
Director-related expenses (1)	1,518	5,996	7,449	70,247
Other (2)	39,120	29,582	68,652	100,228
	$ 414,104	$ 340,100	$ 1,279,402	$ 1,028,267

(1) Consists primarily of costs associated with training conferences and director stock option expense.
(2) Consists primarily of costs associated with recruiting expenses and the annual meeting printing and mailing costs.

Data processing expenses increased for the three and nine months ended September 30, 2008 compared to the same periods in 2007 due primarily to costs associated with new cash management products for deposit customers such as Remote Deposit Capture and online wire originations. Network administration fees have increased as the Bank has increased capacity by automating more processes rather than increasing staff. Beginning in the third quarter of 2008 some of the network administration duties have been brought in-house, resulting in reduced data processing costs.

Office Expenses increased for the three and nine months ended September 30, 2008 compared to the same periods in 2007 due primarily to auto expenses, which have increased due to the cost of fuel and an increase in the number of business development staff, armored and courier expenses, which have increased as the Bank’s customer base has grown, and correspondent bank charges, due to increased activity in these accounts and reduced earnings credits.

Marketing expenses have increased for the three and nine months ended September 30, 2008 compared to the same periods in 2007 due primarily to an enhanced quarterly newsletter with expanded distribution, and an increased number of press releases.

Regulatory assessments have increased as we have grown.  Assessments are paid to the FDIC and the OCC based on quarterly reported numbers.

 Director-related expenses decreased for the three and nine months ended September 30, 2008 compared to the same periods in 2007 due primarily director stock option expenses. In 2007, the directors were given stock options in lieu of cash compensation which were immediately vested. Director stock option expense for the first nine months of 2007 was $60 thousand, compared with $7 thousand for the same period in 2008. No options in lieu of cash compensation have been granted to the directors in 2008.

Income Taxes

Two thousand in state taxes were paid during the second quarter of 2008 and 2007. No federal tax expense or federal or state tax benefit has been recorded for the quarters ended September 30, 2008 and 2007 based upon net operating losses.  We will begin to recognize an income tax benefit when it becomes more likely than not that such benefit will be realized.

On October 8, 2008, Governor Schwarzenegger signed into law tax legislation with immediate and retroactive negative tax effects. For taxpayers with net business income of $500,000 or more, the new provisions suspend carryovers of net operating losses (NOLs) to 2008 and 2009, and suspend the use of business credits in those years in excess of 50% of a taxpayer's net tax. Any credits not allowed may be carried over for a period that will be extended by the period of suspension. NOLs for taxable years after 2007 will have a carryover period of 20 years (rather than the 10 years previously in effect) and the NOL carryovers suspended in 2008 and 2009 will have 10 years added to their carryover periods.

Financial Condition as of September 30, 2008

Total assets as of September 30, 2008 were $138.1 million, consisting primarily of cash of $7.4 million and net loans of $128.6 million compared with total assets as of December 31, 2007 of $112.5 million, consisting primarily of cash and fed funds sold of $14.5 million and net loans of $96.1 million  Total deposits as of September 30, 2008 were $124.3 million compared with $99.0 million as of December 31, 2007, and shareholder’s equity as of September 30, 2008 was $12.2 million compared with $12.8 million as of December 31, 2007.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At September 30, 2008, we had no federal funds (“fed funds”) sold. Federal funds sold allow us to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. At December 31, 2007, we had $12.8 million in fed funds. The decrease in fed funds was due to the increase in net loans and the decrease in brokered deposits.

Investment Securities

The investment portfolio serves primarily as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity.  The investment portfolio is managed according to a written investment policy established by the Bank’s Board of Directors and implemented by the Investment/Asset-Liability Committee.

At September 30, 2008 and December 31, 2007, our securities consisted solely of Federal Reserve Bank Stock, having a book and estimated fair value of $354 thousand and $405 thousand, respectively, and a weighted average yield of 5.99%. At September 30, 2008, this stock was not pledged as collateral for any purpose.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of the loan portfolio by category as of the dates indicated:

	September 30, 2008		December 31, 2007
Real estate	(Dollars in thousands)
1-4 residential (1)	$5,512	4.2%	$2,655	2.7%
Multi-Family	2,117	1.6%	720	0.7%
Non-farm, non-residential	51,168	39.4%	40,951	41.9%
Construction & Land Development	37,344	28.7%	31,164	31.9%
Commercial	33,653	25.9%	21,827	22.4%
Consumer	167	0.1%	327	0.3%
	129,961	100%	97,644	100%
Net deferred loan costs, premiums and discounts	384		230
Allowance for loan losses	(1,728)		(1,815)
	$128,617		$96,059

(1) Comprised of second mortgage home loans under home equity lines of credit.

Net loans as a percentage of total assets were 93.2% as of September 30, 2008, and 85.4% as of December 31, 2007.

The real estate portion of the loan portfolio is comprised of the following: mortgage loans secured typically by commercial and multi-family residential properties, occupied by the borrower, having terms of three to seven years with both fixed and floating rates; second mortgage loans under revolving lines of credit granted to consumers, secured by equity in residential properties. Construction loans consist primarily of high-end, single-family residential properties, primarily located in the coastal communities, and commercial properties for owner-occupied, have a term of less than one year and have floating rates and commitment fees.  Construction loans are typically made to builders that have an established record of successful project completion and loan repayment. At September 30, 2008, we held $53.3 million in commercial and multi-family real estate loans outstanding, representing 41.0% of gross loans receivable, and undisbursed commitments of $900 thousand. Of this total, $6.8 million were SBA loans with $389 thousand in undisbursed commitments. The remaining real estate portfolio was comprised of $37.3 million in construction loans representing 28.7% of gross loans receivable with undisbursed commitments of $10.4 million, and $5.5 million in second mortgage loans under revolving lines secured by equity in 1-4 family residences, representing 4.2% of gross loans receivable with undisbursed commitments of $4.8 million.

The commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets.  The lines of credit typically are limited to a percentage of the value of the assets securing the line.  Lines of credit and term loans typically are reviewed annually and can be supported by accounts receivable, inventory, equipment and other assets of the client’s businesses.  At September 30, 2008, we held $33.7 million in commercial loans outstanding, representing 25.9% of gross loans receivable, and undisbursed commitments of $23.1 million. Of this total, $7.9 million were SBA loans with $816 thousand in undisbursed commitments.

The consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats.  The lines of credit generally have terms of one year and the term loans generally have terms of three to five years.  The lines of credit typically have floating rates.  At September 30, 2008, consumer loans totaled $167 thousand, representing 0.1% of gross loans receivable and undisbursed commitments of $124 thousand.  Of this total, $89 thousand were SBA loans with no undisbursed commitments.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  We have established select concentration percentages within the loan portfolio. It also includes groups of credit considered of either higher risk or worthy of further review as part of its concentration reporting. As of September 30, 2008, real estate loans, including construction loans, comprised 73.9% of the total loan portfolio.  A high percentage of these loans are for commercial purposes with owner occupied real estate taken as collateral.  In addition, all the SBA loans secured by real estate are to owner-users. Although classified as commercial real estate for reporting purposes, the intended source of the cash flow to repay the obligations is from the commercial enterprise of the borrower and not directly from the sale or lease of the property. The assessment of the borrower’s repayment ability is therefore based on the financial strength of the business and not the real estate held as collateral.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal. Loan terms vary according to loan type.  The following table shows the maturity distribution of loans as of September 30, 2008:

	As of September 30, 2008
	(Dollars in thousands)
	One Year	Over 1 Year
	or Less	through 5 Years		Over 5 Years		Total
		Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Real estate — secured	1,597	5,570	2,795	6,280	42,555	58,797
Real estate — construction	32,052	-	5,292	-	-	37,344
Commercial	14,051	5,867	2,364	3,932	7,439	33,653
Consumer	10	42	-	-	115	167
Total	$ 47,710	$ 11,479	$ 10,452	$ 10,212	$ 7,554	$ 129,961

Nonperforming Loans and Other Assets

Nonperforming assets consist of non-performing loans, other real estate owned and other repossessed assets.  Non-performing loans consist of loans in one or more of the following categories: impaired loans, loans on nonaccrual status, loans 90 days or more past due and still accruing interest and loans that have been restructured resulting in a reduction or deferral of interest or principal. At September 30, 2008 and December 31, 2007, the Bank had $7.0 million and $2.5 million in non-performing loans, respectively, and no other non-performing assets.

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

Of the $7.0 million in non-performing loans at September 30, 2008, eight loans for a total of $6.5 million were classified as “substandard” and two loans for a total of $438 thousand were classified as “doubtful”. This compares to two substandard loans for a total of $2.5 million at December 31, 2007.  Other loans of concern, not included in non-performing loans, consisted of one construction loan for a total of $1.0 million at September 30, 2008 compared to three loans for a total of $619 thousand at December 31, 2007.  Two loans, for a total of $1.5 million including one restructured loan for $954 thousand, continue to accrue interest. The remaining loans are on non-accrual.

The table below provides information with respect to the Bank’s non-performing loans as of the dates indicated:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Impaired loans with a valuation allowance (1)	$3,054	$2,467
Impaired loans without a valuation allowance	3,921	-
Total impaired loans	$6,975	$2,467
Valuation allowance related to impaired loans	$648	$590
Net recorded investment in impaired loans	$6,327	$1,877

Average balance during the year on impaired loans	$7,323	$2,456
Cash collections applied to reduce principal balances	$272	$-
Interest income recognized on cash collections	$286	$126

Nonaccrual Loans
Real estate	$-	$-
Construction & Land Development	3,359	2,467
Commercial	2,011	-
Consumer	89	-
Accruing loans past due 90 days or more	-	-
Troubled debt restructuring	954	-
Total Nonaccrual and restructured debt (2)	$6,413	$2,467

Nonperforming (impaired) loans as a percent of total gross loans	5.37%	2.53%
Allowance for loan losses to nonperforming (impaired) loans	25%	74%
Allowance for loan losses to classified loans net of related allowance for impaired loans	17%	65%
(1) As of September 30, 2008, $350 thousand in impaired loans held SBA guarantees for approximately $175 thousand.
(2) All of this amount is reflected in the total impaired loans shown above.

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

The loans that have been classified as non-performing since December 31, 2007, are primarily construction loans. These loans have been classified based on current appraisals which reflect the general deterioration in the real estate market, especially in the Inland Empire region of Southern California. $350 thousand of the classified commercial loans and all of the classified consumer loans are part of the Bank's SBA loan portfolio.  The Bank is working with the borrowers and the SBA to liquidate assets as partial repayment on these loans.  The remaining $1.7 million in classified commercial loans are collateralized with furniture, fixtures, and equipment at multiple locations.  The Bank is in the initial phases of negotiating with the borrower and the final disposition of these loans is not known at this time..

Of the two loans that were classified as impaired at December 31, 2007, one loan for $967 was renegotiated with the borrower, paid down to $954 thousand and is shown above as restructured debt at September 30, 2008. The second loan, with an outstanding balance of $1.5 million at December 31, 2007, was reduced through a charge-off to $1.0 million which management believed represented the bulk-sale value of the property less costs to sell.  During the third quarter we received a payoff of $1 million and recoveries of $174 thousand on this loan.

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

If a loan is real-estate collateral-dependent and considered impaired, the outstanding principal is reduced through a charge off to the estimated fair value, which may be the property’s bulk-sale value, less costs to sell. Once the loss has been recognized, no additional reserves for losses are taken for these loans, however additional charge-offs could be required if there is continued deterioration in collateral value. Therefore, the related allowance for loan losses on impaired loans represents only the allowance for non-real estate collateral dependent loans. As of September 30, 2008, six impaired loans for $3.1 million were not considered real-estate collateral-dependent and had allowances for losses totaling $648 thousand.

Allowance for Loan Losses

Implicit in our lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan.  To reflect the currently perceived risk of loss associated with the loan portfolio, additions are made to the allowance for loan losses in the form of direct charges against income to ensure that the allowance is available to absorb possible loan losses.  The factors that influence the amount include, among others, the remaining collateral and/or financial condition of the borrowers, historical loan loss, changes in the size and composition of the loan portfolio, and general economic conditions. Management believes that our allowance for loan losses as of September 30, 2008 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank’s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  The adequacy of the allowance is determined using two different methods to determine a range. The first method involves classifying the loans by type and applying historical loss rates using an 8 year rolling average determined from Call Report data for all banks obtained from the Federal Reserve Board website. To this number is added the reserves for loans classified as substandard, substandard non-accrual, and doubtful, as established by management. The second method involves classifying the portfolio by risk weighting and applying a loss factor for each rating, again using the FRB historic database to determine appropriate factors as the Bank has limited loss history. Again, the related reserves for the loans classified as substandard, substandard non-accrual, and doubtful, are added to the general allowance to arrive at a total allowance. In addition, qualitative, or “Q”, factors are used to increase historical losses. These Q factors include changes in lending policies and procedures, in national and local economic conditions, in the mature and volume of the loan portfolio, in the tenure of the lending staff, in the non-performing loans, and in the quality of the loan review system. In addition, the existence and effect of concentrations within the portfolio and the effect of external factors are also taken into account.

We made provisions for loan losses of $1.1 million for the nine months ended September 30, 2008, as compared to provisions of $572 thousand for the comparable period of 2007. The increase was attributable to a $2.8 million increase in non-performing assets, a 34% increase in net loans from December 31, 2007, and the continuing real estate slump in Southern California. The housing slump in Southern California and the nation and its uncertain future have unfavorably impacted our homebuilding borrowers and the value of their collateral. At September 30, 2008, we had outstanding construction loans to developers for tract projects and single homes for sale to unidentified buyers totaling $15.4 million, representing 12% of our loan portfolio, and additional commitments for these projects in the amount of $1.2 million. We began curtailing the origination of construction loans in early 2008, and these types of loans now represent a smaller portion of our loan portfolio (29% at September 30, 2008 from 32% at December 31, 2007). We do not intend to originate any material amount of new construction loans under present market conditions, and we expect that construction loans will decrease through 2008, both in total amount and as a percentage of our loan portfolio. While we have increased our loan loss provisions, a prolonged or deeper decline in the housing market will negatively impact our homebuilder borrowers. We will continue to monitor this closely to determine whether further loan loss provisions are required. We do expect credit losses in our residential construction loan portfolio to remain at elevated levels well into the remainder of 2008.

The credit quality of our loans will be influenced by underlying trends in the economic cycle, particularly in Southern California, and other factors which are beyond management’s control. Accordingly, no assurance can be given that we will not sustain loan losses that in any particular period will be sizable in relation to the Allowance. Although we believe that we employ an appropriate approach to downgrading credits that are experiencing slower than projected sales and/or increases in loan to value ratios, subsequent evaluation of the loan portfolio by us and by our regulators, in light of factors then prevailing, may require increases in the Allowance through changes to the provision for loan losses.

Our allowance was $1.7 million, or 1.33% of outstanding principal as of September 30, 2008.

In addition, a separate allowance for credit losses on off-balance sheet credit exposures is maintained for the undisbursed portion of certain types of approved loans. Although our loss exposure is reduced because the funds have not been released to the borrower, under certain circumstances we may be required to continue to disburse funds on a troubled credit. As of September 30, 2008, this allowance was $74 thousand.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Our practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons.  During the nine months ended September 30, 2008, charge-offs totaling $1.5 million were taken, with $350 thousand related to a commercial loan and the remainder related to construction loans. During the same period, recoveries of $268 thousand were received from the construction loans previously charged off.

Nonearning Assets

Premises, leasehold improvements and equipment totaled $628 thousand at September 30, 2008, net of accumulated depreciation of $1.3 million compared to $888 thousand at December 31, 2007, net of accumulated depreciation of $934 thousand. This decrease occurred due to the ongoing depreciation of fixed assets net of new purchases of $62 thousand.

Deposits

Deposits are our primary source of funds.  Demand, or non-interest bearing checking, accounts as a percentage of total deposits were 20.0% at September 30, 2008, compared to 17.8% at December 31, 2007.

The following table sets forth the amount and maturities of the time deposits as of September 30, 2008:

	At September 30, 2008
	Time Deposits of $100,00 or more	Other Time Deposits	Total Time Deposits
	(Dollars in thousands)
Three months or less	$ 1,269	13,213	$ 14,482
Over three months through six months	6,876	1,154	8,030
Over six months through 12 months	5,836	2,878	8,714
Over 12 months	6,208	122	6,330
Total	$ 20,189	$ 17,367	$ 37,556

We had $19.7 million of brokered certificates of deposit at September 30, 2008. $14.8 million are shown above in the Time Deposits of $100,000 or More category while $4.9 million represent individual deposits of less than $100 thousand and are shown in the Other Time Deposit category. The records identifying the individual depositors are maintained either by us or the broker. Of this total, $97 thousand consisted of public funds, none of which required collateralization. Also in this total is $2.2 million in “reciprocal” deposits whereby customers of Pacific Coast National Bank, utilizing the CDAR program, have placed deposits in other financial institutions to maximize their FDIC insurance and reciprocal deposits have been placed in Pacific Coast National Bank. In the table above $14.8 million in brokered funds are shown as part of Time Deposits of $100,000 or More with maturities of $4.4 million in Over three months through six months, $4.2 million in Over six month through 12 months, and $6.2 million in Over 12 months. In the table above $4.9 million in brokered funds are shown as part of Other Time Deposits with maturities of $4.7 million in Three months or less and $200 thousand in Over 12 months. At December 31, 2007, we had $28.2 million in brokered deposits. We intend to limit non-local and brokered deposits to 35% or less of total deposits.

Return on Equity and Assets

The following table sets forth certain information regarding our return on equity and assets for the nine months ended September 30, 2008:

At September 30, 2008
Return on assets	-1.68%
Return on equity	-18.52%
Dividend payout ratio	0%
Equity to assets ratio	8.8%

Off-Balance Sheet Arrangements and Loan Commitments

In the ordinary course of business, we enter into various off-balance sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. As of September 30, 2008, commitments to extend credit included approximately $265 thousand for letters of credit, $26.5 million for revolving lines of credit arrangements including $4.8 million in real-estate secured lines, and $10.8 million in unused commitments for commercial and real estate secured loans. We face the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, we currently expect no significant credit losses from these commitments and arrangements.

Borrowings

The Bank has access to a variety of borrowing sources including $8 million in federal funds lines through two correspondent banks. The Bank also has the option of applying for a line of credit from the Federal Home Loan Bank of San Francisco. As of September 30, 2008, the Bank had $1.0 million in outstanding fed funds purchased. As of December 31, 2007, there were no borrowings outstanding.

Capital Resources and Capital Adequacy Requirements

Private Placement. As noted above, under “Executive Overview—Introduction,” the Company recently completed a private placement of common stock and warrants in which it received aggregate gross proceeds of $1,250,000, $1,000,000 of which was received in September 2008 with the remainder received in November 2008. Together with existing funds at the holding company level, this enabled the Company to downstream $1.1 million to the Bank on September 30, 2008.

TARP Capital Purchase Program. In response to the crises affecting the banking industry and financial markets, in October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U. S. Department of Treasury (the “Treasury”) was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U. S. financial markets. The Treasury announced that, pursuant to this authorization, it will be purchasing equity stakes in U.S. financial institutions. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock issued by these institutions, in an amount equal to not less than 1% of the institution’s risk-weighted assets and not more than the lesser of 3% of the institution’s risk-weighted assets and $25 billion.  In conjunction with the purchase of an institution’s preferred stock, the Treasury will receive warrants to purchase the institution’s common stock with an aggregate market value equal to 15% of the total amount of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation for the period during which the Treasury holds securities issued under the TARP Capital Purchase Program and be restricted from increasing dividends to common shareholders or repurchasing common stock for three years without the consent of the Treasury.  We have applied to the TARP Capital Purchase Program for the maximum investment by Treasury, which would enable us to receive up to approximately $4.1 million in additional capital.

The foregoing description of the TARP Capital Purchase Program is based on the information currently available regarding the terms of the TARP Capital Purchase Program. Treasury has indicated that there may be separate terms applicable to companies, such as us, whose stock is not listed on a national securities exchange, but has not yet made those terms available. Accordingly, some of the terms applicable to us, if we are approved by Treasury to participate in the TARP Capital Purchase Program, could differ from those described above.

Regulatory Capital. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets.  Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items.  Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%.  Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s business, financial condition and results of operations.

As of September 30, 2008, the Bank was categorized as well-capitalized.  A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

The following table sets forth the Bank’s capital ratios as of the dates specified:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount		Amount		Amount
	(Thousands)	Ratio	(Thousands)	Ratio	(Thousands)	Ratio
As of September 30, 2008:
Total Capital (to Risk-Weighted Assets)	$ 13,885	10.11%	$ 10,987	8.0%	$ 13,734	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$ 12,167	8.86%	$ 5,493	4.0%	$ 8,240	6.0%
Tier 1 Capital (to Average Assets)	$ 12,167	8.88%	$ 5,483	4.0%	$ 6,854	5.0%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$ 13,672	11.55%	$ 9,470	8.0%	$ 11,837	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$ 12,193	10.31%	$ 4,735	4.0%	$ 7,102	6.0%
Tier 1 Capital (to Average Assets)	$ 12,193	12.19%	$ 4,002	4.0%	$ 5,002	5.0%

It is possible that the Bank’s capital ratios could drop to “adequately capitalized” from “well capitalized” if the strong growth in earning assets continues without the raising of sufficient additional capital.

The following table sets forth the Company’s capital ratios as of the dates specified:

			For Capital
	Actual		Adequacy Purposes
	Amount		Amount
	(Thousands)	Ratio	(Thousands)	Ratio
As of September 30, 2008:
Total Capital (to Risk-Weighted Assets)	$ 13,891	10.11%	$ 10,987	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$ 12,173	8.86%	$ 5,493	4.0%
Tier 1 Capital (to Average Assets)	$ 12,173	8.88%	$ 5,483	4.0%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$ 14,230	12.03%	$ 9,459	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$ 12,751	10.78%	$ 4,730	4.0%
Tier 1 Capital (to Average Assets)	$ 12,751	12.74%	$ 4,002	4.0%

Liquidity Management

At September 30, 2008, the Company (excluding the Bank) had approximately $6 thousand in cash. An additional $250 thousand was received in November 2008 in connection with our recently completed private placement of common stock and warrants.  See “—Capital Resources and Capital Adequacy Requirements.” These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities.  The primary source of liquidity for the Company will be dividends paid by the Bank.  The Bank is currently restricted from paying dividends without regulatory approval that will not be granted until the accumulated deficit has been eliminated. Existing restrictions also require the Bank to maintain its “well-capitalized” status under regulatory capital guidelines in order to pay dividends to the Company.

The Bank had cash and cash equivalents of $7.4 million, or 5.4% of total Bank assets, at September 30, 2008. This is below the guidelines that the Bank has in place, and steps are being taken to increase liquidity. These steps include increasing the amount of brokered funds on deposit with the Bank and selling the guaranteed portion of SBA 504 loans. The Bank’s liquidity is monitored by its staff, the Investment/Asset-Liability Committee and the Board of Directors, who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

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

The Bank also has access to borrowing lines from two correspondent banks for a total of $8 million. These are usually restricted to short time periods (30 days or less). The Bank also has the option of applying for a line of credit with the Federal Home Loan Bank of San Francisco (FHLB). As of September 30, 2008, the Bank purchased $1.0 million in overnight fed funds through on of its borrowing lines.

The Bank currently utilizes brokered funds to support loan demand. Traditionally these funds come at a higher cost than local, “core”, deposits. These funds are rate sensitive and therefore easy to attract or discourage depending on the needs of the Bank. The pricing and availability of brokered funds are contingent upon the Bank remaining well-capitalized.

The Bank often sells the guaranteed portion of SBA loans at a premium. The Bank could also sell the unguaranteed portion of these loans, which amounted to $14 million at September 30, 2008, and sell other loans as well, if management deemed this necessary for liquidity needs. In extreme circumstances, the Bank could postpone the funding of loans until deposits could be raised to provide the necessary liquidity.

As loan demand increases, greater pressure is being exerted on the Bank’s liquidity.  However, it is management’s intention to maintain a loan to deposit ratio in the range of 90% - 105%. Given this goal, the Bank will not aggressively pursue lending opportunities if sufficient funding sources (i.e., deposits, Fed Funds, other borrowing lines) are not available.  We intend to limit non-local and brokered deposits to 35% or less of total deposits. As of September 30, 2008, the loan to deposit ratio was 103% and brokered deposits represented 16% of total deposits.

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

The primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling.  The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities.  Net interest income is computed by the model assuming market rates remaining unchanged and comparing those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At September 30, 2008, an analysis was performed using the Risk Monitor model provided by Fidelity Regulatory Solutions and utilizing the Bank’s September 30, 2008 Call Report data. The table below shows the impact of rising and declining interest rate simulations in 100 basis point increments over a 12-month period. Changes in net interest income in the rising and declining rate scenarios are measured against the current net interest income. The changes in equity capital represent the changes in the present value of the balance sheet without regards to business continuity, otherwise known as “liquidation value”.

	Interest Rate Shock
Shock	-2%	-1%	Annualized	+1%	+2%
Fed Funds Rate	-0.50%	0.50%	1.50%	2.50%	3.50%

Net Interest Income Change	(328)	(152)	-	4	6
% Change	-5.2%	-2.4%	-	0.1%	0.1%

Equity Capital Change %	-5.0%	-1.8%	-	1.3%	3.1%

Net Interest Margin	4.57%	4.71%	4.83%	4.83%	4.83%

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

The following table sets forth, on a stand-alone basis, the Bank’s amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2008, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals.  While it is believed that such assumptions are reasonable, there can be no assurance that assumed repricing rates will approximate actual future deposit activity.

	As of September 30, 2008
	Volumes Subject to Repricing Within
	0-1 Day	2-90 Days	91-365 Days	1-3 Years	Over 3 Years	Non- Interest Sensitive	Total
	(Dollars in thousands)
Cash, fed funds and other	$-	$-	$-	$-	$-	$7,383	$7,383
Investments and FRB Stock	-		-	-	354	-	354
Loans (1)	-	53,504	12,616	9,231	50,813	5,459	131,623
Fixed and other assets	-	-	-	-	-	374	374
Total Assets	$-	$53,504	$12,616	$9,231	$51,167	$13,216	$139,734

Interest-bearing checking, savings and money market accounts	$62,286	$-	$-	$-	$-	$24,470	$86,757
Certificates of deposit	-	14,482	16,744	6,330	-	-	37,556
Fed funds purchased	1,040	-	-	-	-	-	1,040
Other liabilities	-	-	-	-	-	547	547
Stockholders’ equity	-	-	-	-	-	12,173	12,173
Total liabilities and stockholders’ equity	$63,326	$14,482	$16,744	$6,330	$-	$37,190	$138,073

Interest rate sensitivity gap	$(63,326)	$39,022	$(4,128)	$2,901	$51,167
Cumulative interest rate sensitivity gap	$(63,326)	$(24,304)	$(28,432)	$(25,531)	$25,636
Cumulative gap to total assets	-45.3%	-17.4%	-20.3%	-18.3%	18.3%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	0.0%	68.8%	69.9%	74.7%	125.4%

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

Item 4T.  Controls and Procedures

As of September  30, 2008, the Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of September 30, 2008, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management (including the chief executive officer and chief financial officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported with in the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended September 30, 2008, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business activities and credit exposure are primarily concentrated in Southern California.  While we do not have any sub-prime loans, our construction and land loan portfolios, our commercial and multifamily loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market.  We anticipate that further declines in the Southern California real estate markets will hurt our business.  As of September 30, 2008, substantially all of our real estate secured loan portfolio consisted of loans located in Southern California.  If real estate values continue to decline in this area, the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans.  The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

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

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2008.  Many lending institutions, including us, have experienced declines in the performance of their loans, including construction and land loans, multifamily loans, commercial loans and consumer loans.  Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many construction and land, commercial and multifamily and other commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations.  In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders.  Negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted Emergency Economic Stabilization Act of 2008 (the “EESA”) authorizes the U.S. Treasury Department (the “Treasury”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase equity securities from participating institutions.

The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.  In addition, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012.  Financial institutions have until December 5, 2008 to opt out of these two programs.  The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system.

The EESA and the other regulatory initiatives described above may not have their desired effects.  If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and  results of operations could be materially and adversely impacted.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital, if needed or desired, and on our business, financial condition and results of operations.

Other than as set forth above, there have been no material changes to the risk factors set forth in Part I, Item 1 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information required by Item 701 of Regulation S-K has previously been reported by the Company on Form 8-K. .

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

On September 9, 2008, the Company held its annual meeting of stockholders.  Set forth below are the results of the election of directors and the ratification of the appointment of McGladrey & Pullen, LLP as the Company’s independent accountants for the year ending December 31, 2008.

Election of Directors:

Name	Votes For	Votes Withheld
Thomas J. Applegate	1,511,861	85,495
Michael Cummings	1,470,961	126,395
Fred A. deBoom	1,510,861	86,495
Colin Forkner	1,502,561	94,795
Michael Hahn	1,502,436	94,795
David Johnson	1,511,861	85,495
Dennis C. Lindeman	1,511,336	86,020
James Morrison	1,510,861	86,495
Denis Hugh Morgan	1,510,861	86,495
Charles Owens	1,510,861	86,495
John Vuona	1,510,861	86,495

Ratification of Appointment of Auditors

Votes For	Votes Against	Abstentions
1,527,561	6,575	63,220

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on September 8, 2004 (File No. 333-11859) and incorporated herein by reference
3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed on September 8, 2004 (File No. 333-118859) and incorporated herein by reference
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC COAST NATIONAL BANCORP
Date: November 14, 2008	By:	/s/ Michael S. Hahn
Michael S. Hahn
President & Chief Executive Officer

Date: November 14, 2008	By:	/s/ Terry Stalk
Terry Stalk
Chief Financial Officer