Form 10-K
period 2008-12-31
Pacific Coast National Bancorp
filed 2009-06-02
CIK 1302502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value
$.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [] No [X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,“ “accelerated filer“ and “smaller reporting company“ in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]                                                                                              Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of June 30, 2008: $11,538,048. For purposes of this computation, all executive officers, directors and 10% beneficial owners are deemed to be affiliates. Such determination should not be deemed to be an admission that any such person is an affiliate.

The number of shares of common stock, par value $0.01 share, of the registrant outstanding as of March 31, 2009, was 2,554,850.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PACIFIC COAST NATIONAL BANCORP

ANNUAL REPORT ON FORM 10-K

INDEX
PAGE

PART I

Introductory Note. Cautionary Statement Regarding Forward-Looking Information and Risk Factors

This report contains certain statements that are forward-looking within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, the forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,“ “should,“ “could,“ “predict,“ “potential,“ “believe,“ “will likely result,“ “expect,“ “will continue,“ “anticipate,“ “seek,“ “estimate,“ “intend,“ “plan,“ “projection,“ “would“ and “outlook,“ and other similar expressions or future or conditional verbs. Readers of this annual report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made, and Pacific Coast National Bancorp (“Company“) undertakes no obligation to update any forward-looking statement.

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

•	fluctuations in the interest rate environment, and changes in the relative differences between short- and long-term interest rates, which may reduce interest margins and impact funding sources;

•	changes in the quality or composition of our loan portfolio;

•	changes in the level of our non-performing loans and other loans of concern;

•
our ability to manage loan delinquency rates, which may be impacted by deterioration in the housing and commercial real estate markets that may lead to increased losses and non-performing assets in our loan portfolios, and may result in our allowance for loan losses not being adequate to cover actual losses and may require us to materially increase our reserves;

•
results of examinations by the Office of the Comptroller of the Currency and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and results of operations;

•	the possibility that a definitive agreement for a substantial equity investment in the Company or a sale of the Company will not be reached;

•
our ability to comply with the additional regulatory restrictions that have recently been imposed on us as well as the agreement or agreements we anticipate we will be required to enter into with our regulators;

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

In addition to the factors described above, the reader’s attention is directed to “Item 1A Risk Factors“ set forth elsewhere in this Form 10-K and from time to time in other filings with the Securities and Exchange Commission for a more detailed and additional discussion of certain factors that could cause our results or financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factor, if any, will materialize. In addition, we cannot assess the potential impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results for 2009 and beyond to differ materially from those contained in any forward-looking statements.

Unless the context indicates otherwise, as used throughout this report, the terms “we“, “our“, “us“, or the “Company“ refer to Pacific Coast National Bancorp and its consolidated subsidiary, Pacific Coast National Bank. References to the Bank refer to Pacific Coast National Bank.

Item 1.  Business

Overview

Pacific Coast National Bancorp – The Company, headquartered in San Clemente, California, was organized as a California corporation on July 2, 2003 to serve as the bank holding company for Pacific Coast National Bank. The Company became a bank holding company on May 16, 2005, following its initial public offering, upon the acquisition of all of the issued and outstanding shares of stock of the Bank. The Company raised a total of $22.8 million in its initial public offering and used $19.5 million of the proceeds of the offering to capitalize the Bank. As a bank holding company, the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board“). At this time, the Company engages in no material business operations other than owning the Bank.

Pacific Coast National Bank – On May 16, 2005, the Bank began banking operations as a national bank, having received all necessary regulatory approvals. The Federal Deposit Insurance Corporation (the “FDIC“) insures the Bank’s deposit accounts up to the maximum amount currently allowable under federal law. The Bank is subject to examination and regulation by the Office of the Comptroller of the Currency (the “OCC“) and the FDIC. The Bank is further subject to regulations by the Federal Reserve Board concerning reserves to be maintained against deposits and certain other matters and is a member of the Federal Reserve Bank of San Francisco.

The Bank is headquartered in San Clemente, California, and currently operates two full service retail banking offices, located in San Clemente and Encinitas, California. The Bank offers a broad range of commercial and consumer banking services to small-to medium-sized businesses, independent single-family residential and commercial contractors, professional concerns and consumers. Lending services include commercial real estate, construction and development, commercial loans and to a lesser extent, consumer loans, including residential second mortgage loans. The Bank offers a broad array of deposit services including demand deposits, regular savings accounts, money market accounts, certificates of deposit and individual retirement accounts. For the convenience of its customers, the Bank also offers credit and debit cards, online banking, domestic and foreign wire transfers, and travelers’ and cashier’s checks. These services are provided through a variety of delivery systems including automated teller machines, private banking, telephone banking and Internet banking. The Bank concentrates on providing superior customer services as it seeks to enhance the products and services offered to its customers. To supplement our net interest income and diversify the Bank‘s income stream, we established a Real Estate Industries Group (“REIG“) to generate non-interest fee income by brokering commercial real estate loans in excess of our legal lending limit or that otherwise do not meet our lending criteria.

We maintain a website with the address www.pacificcoastnationalbank.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

Regulatory Restrictions

Subsequent to December 31, 2008, we were notified by the OCC that it has imposed a number of requirements and restrictions on the Bank’s operations, primarily due to our reduced capital levels, deteriorating asset quality and net losses. These requirements and restrictions: (i) require us to notify the OCC in advance prior to adding or replacing a director or senior executive officer; (ii) generally prohibit us from making severance or indemnification payments without complying with certain restrictions, including obtaining prior regulatory approval for such payments; (iii) prohibit us from increasing our loans above the amount we had on our balance sheet as of December 31, 2008 until we have adopted and implemented satisfactory credit and concentration risk management processes; (iv) prohibit us from accepting, renewing or rolling over brokered deposits and restrict the effective yield we can offer on deposits; (v) require us to submit a capital restoration plan to the OCC; (vi) prohibit us from allowing our average total assets during any calendar quarter to exceed our average total assets during the preceding calendar quarter unless (A) the OCC has accepted our capital restoration plan, (B) any increase in our assets is consistent with the plan, and (C) the Bank’s ratio of tangible equity to assets increases during the calendar quarter at a rate sufficient to enable the Bank to become adequately capitalized within a reasonable time; (vii) prohibit the Bank from acquiring or establishing a financial subsidiary and preclude us from expedited treatment on certain regulatory applications and require us to file regulatory applications in advance for certain activities instead of after-the-fact notices; and (viii) will increase our semi-annual assessment payable to the OCC. The Bank may also be subject to higher deposit insurance premiums. The OCC also has proposed that the Bank achieve and maintain regulatory capital ratios in excess of the regulatory minimums. Specifically, we must develop a plan, subject to the OCC’s review and nonobjection, to achieve ratios of Tier 1 capital to adjusted total assets of 9.0% and total risk-based capital to risk-weighted assets of 11.0% by June 30, 2009, and ratios of Tier 1 capital to adjusted total assets of 9.0% and total risk-based capital to risk-weighted assets of 12.0% by September 30, 2009. The Company was also notified by the Federal Reserve Bank of San Francisco that the Company may not declare or pay any dividends or make any extraordinary payments to any entity or related party without prior approval of the Federal Reserve Bank of San Francisco. In addition to the regulatory actions already taken, it is anticipated that the Bank and/or the Company will be required to enter into some form of written agreement with their primary regulators which could impose further requirements and restrictions on their operations.

The Bank’s ratio of total capital to risk-weighted assets was 5.03% at December 31, 2008 and 6.84%  as of March 31, 2009, which caused the Bank to be deemed “significantly undercapitalized“ as of December 31, 2008, and “undercapitalized“ as of March 31, 2009, under regulatory capital guidelines. The Bank’s ratios of Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets were 3.74% and 3.59%, respectively, as of December 31, 2008 and 5.55% and 5.23%, respectively as of March 31, 2009. In order to be “adequately capitalized“ under regulatory capital guidelines, an institution’s ratios of total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets must be at least 8.0%, 4.0% and 4.0%, respectively. See “Supervision and Regulation—Regulation and Supervision of Pacific Coast National Bank-Capital Requirements.“ The improvement in the Bank’s regulatory capital ratios was attributable to the downstreaming by the Company to the Bank of the proceeds the Company received in January 2009 of a $4.1 million investment from the United States Department of the Treasury pursuant to the Treasury’s TARP Capital Purchase Program.

Business Strategy

In response to the challenging economic environment and increased regulatory supervision, we plan to take a number of tactical actions aimed at preserving existing capital, reducing our lending exposures and associated capital requirements and increasing liquidity. The tactical actions include, but are not limited to the following: slowing loan originations, growing retail deposits, reducing brokered deposits, seeking commercial loan participation and sales arrangements with other lenders or private equity sources and reducing operating costs. Our goal is to achieve profitability by controlling our growth, stabilizing our losses, managing our problematic assets and reducing overall expenses. We are working on the following four primary objectives as a basis for the long-term success of our franchise:

•
Improve Asset Quality. We have taken proactive steps to resolve our non-performing loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with our borrowers when appropriate. We also have established a separate department to monitor and attempt to reduce our exposure to a further deterioration in asset quality. We plan to apply more conservative underwriting practices to our new loans, including, among other things, requiring more detailed credit information in certain circumstances, increasing the amount of required collateral or equity requirements and reducing loan-to-value ratios.

•
Control Asset Growth and Improve Regulatory Capital Ratios. We plan to control our asset growth which should help reduce our risk profile and improve capital ratios through reductions in the amount of outstanding loans through a slowing of loan originations and through normal principal amortization, and a corresponding reduction of liabilities. We may also seek commercial loan participation and sales arrangements with other lenders or private equity sources. As noted under “Regulatory Restrictions,“ we are currently prohibited from increasing our loans above the level as of December 31, 2008 until we have adopted and implemented satisfactory credit and concentration risk management processes

•	Continued Expense Control. We will make it a priority to identify cost savings opportunities throughout all phases of operations.

•
Increase Core Deposits and Other Retail Deposit Products. We will seek to increase core deposits and other retail deposit products. As noted under “Regulatory Restrictions,“ we are currently prohibited from accepting, renewing or rolling over brokered deposits.

We are also evaluating various strategic options, including capital raising alternatives, the sale of our Encinitas branch office and a sale or merger of our company. In this regard, we have been in extensive discussions with several parties regarding the possibility of a substantial equity investment in the Company, which could also entail a rights offering to existing shareholders, or a possible sale of the Company. While we plan to focus on the tactical actions described above and pursue strategic alternatives, as has been widely publicized, access to capital markets is extremely limited in the current economic environment, and we can give no assurances that our efforts will be successful and will result in sufficient capital preservation or infusion. Our ability to decrease our levels of non-performing assets is also vulnerable to market conditions as our construction loan borrowers rely on an active real estate market as a source of repayment, and the sale of loans in this market is difficult. If the real estate market does not improve, our level of non-performing assets may continue to increase.

While we believe that we are taking appropriate steps to respond to these economic risks and regulatory actions, further deterioration in the economic environment or additional regulatory actions could adversely affect our operations.

Operating Philosophy

Pacific Coast National Bank operates as a full-service community bank, offering sophisticated financial products while emphasizing prompt, personalized customer service. We believe that this philosophy, encompassing the service aspects of community banking, distinguishes the Bank from our competitors.

Consistent with this philosophy, we seek to:

•	Capitalize on the diverse community involvement, professional expertise and personal and business contacts of our directors and executive officers;

•	Hire and retain experienced and qualified banking personnel;

•	Provide individualized attention with consistent, local decision-making authority;

•	Utilize technology and strategic outsourcing to provide a broad array of convenient products and services;

•	Operate from highly visible and accessible banking offices in close proximity to concentrations of targeted commercial businesses and professionals; and

•	Implement a strong marketing program.

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

Local economy - We believe that our banking market represents a unique market with a diversified and growing customer base. As a community bank, the Bank seeks to serve the needs of the residents and small-to-medium-sized businesses within this market. The local economy is comprised of a diverse mix of high-technology commercial endeavors as well as defense and military expenditures. Most of the job growth, particularly in San Diego County, has been in the high-technology area with emerging growth in the areas of telecommunications, electronics, computers, software and biotechnology. Median household income and per capita income for San Diego and Orange County are above national averages, reflecting the urban nature of the market and availability of high paying white collar and technical jobs. Local unemployment levels, however, have recently been above the national average. For February 2009,

San Diego and Orange Counties reported preliminary unemployment rates of 8.8% and 7.8%, respectively, as compared to the national average of 8.1% for the same period. By comparison, for January 2008 San Diego and Orange Counties reported preliminary unemployment rates of 5.1% and 4.4%, respectively, as compared to the national average of 4.9% for the same period. For a discussion regarding the competition in our primary service areas, see “Competition.“

Lending services

We offer a full range of lending products, including commercial loans to small-to-medium-sized businesses, professionals, and consumer loans to individuals, though, as discussed under “Regulatory Restrictions,“ we are currently prohibited from increasing our loans above the level on our balance sheet as of December 31, 2008 until we have adopted and implemented satisfactory credit and concentration risk management processes. Management understands that we are competing for these loans with competitors who are well established in our primary market area and have greater resources and legal lending limits and are not subject to the types of regulatory restrictions under which we are currently operating.

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

Lending limits - Our lending activities are subject to a variety of lending limits. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank. In general, however, we are able to loan to any one borrower a maximum amount equal to 15% of the Bank’s capital and surplus and allowance for loan losses. The legal limit will increase or decrease as the Bank’s capital increases or decreases as a result of its earnings or losses, among other reasons. As discussed under “Regulatory Restrictions,“ however, we are currently prohibited from increasing our loans above the level on our balance sheet as of December 31, 2008 until we have adopted and implemented satisfactory credit and concentration risk management processes.

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

Real estate loans - The real estate portion of our loan portfolio is comprised of the following: mortgage loans secured typically by commercial and multi-family residential properties, revolving lines of credit granted to consumers secured by equity in residential properties; and construction and development loans. At December 31, 2008, we held $97.7 million in loans secured by real estate, representing 72.6% of gross loans receivable, and undisbursed commitments of $8.7 million. At December 31, 2007, we held $75.5 million is loans secured by real estate, representing 77.3% of gross loans receivable, and undisbursed commitments of $15.0 million. The classes of real estate loans are described below.

•
Construction and development loans - Construction loans consist primarily of high-end, single-family residential properties, primarily located in the coastal communities, and commercial properties for owner-occupied, have a term of less than one year, have floating interest rates and commitment fees. Construction loans are typically made to builders that have an established record of successful project completion and loan repayment. Loan repayment for owner occupied transactions is generally from permanent financing with either the Bank or qualified mortgage lender. Repayment of developer loans is principally derived from the sale of the individual units with the purchaser obtaining permanent financing from a qualified mortgage lender. Repayment of developer loans is subject to current market conditions, mortgage rates and the economic environment. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed 75%. Loans for projects that are not pre-sold are based on the borrower’s financial strength and cash flow position. At December 31, 2008, $27.4 million of our construction portfolio represented projects that were not pre-sold, compared to $28.7 million at December 31, 2007. Loan proceeds are disbursed based on the percentage of completion and only after an experienced construction lender or third-party inspector has inspected the project. At December 31, 2008, we had $34.5 million in construction loans outstanding, representing 25.6% of gross loans receivable, and $3.8 million in undisbursed construction loan commitments, of which $27.4 million and $2.5 million represented loans and undisbursed construction loan commitments to developers. At December 31, 2007, we had $31.2 million in construction loans outstanding, representing 31.9% of gross loans receivable, and $11.9 million in undisbursed construction loan commitments, of which $28.7 million and $9.2 million represented loans and undisbursed construction loan commitments to developers.

•
Commercial and multi-family real estate - Commercial and multi-family real estate loan terms generally are limited to fifteen years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed for three to five years, or adjustable. The Bank generally charges an origination fee for its services. We generally require personal guarantees from the principal owners of the property supported by a review by the Bank’s management of the principal owners’ personal financial statements. We attempt to limit our risk by analyzing the borrowers’ cash flow and collateral value on an ongoing basis and by an annual review of rent rolls and financial statements. At December 31, 2008, we held $57.6 million in commercial and multi-family real estate loans outstanding, representing 42.9% of gross loans receivable, with $154 thousand in undisbursed commercial and multi-family real estate loan funds. At December 31, 2007, we held $41.7 million in commercial and multi-family real estate loans outstanding, representing 42.7% of gross loans receivable, and no undisbursed commercial and multi-family real estate loan funds.

•
Residential real estate - Our residential real estate loans consist of residential second mortgage loans. All loans are made in accordance with our appraisal policy with the ratio of the loan principal to the value of collateral as established by independent appraisal typically not exceeding 80% when combined with any first mortgage, unless private mortgage insurance is obtained for the excess amount. The amortization of second mortgages generally does not exceed 15 years and the rates are generally fixed for 12 months or longer. At December 31, 2008, we held $5.6 million in residential real estate loans outstanding, representing 4.2% of gross loans receivable, and undisbursed commitments of $4.8 million. At December 31, 2007, we held $2.7 million in residential real estate loans outstanding, representing 2.7% of gross loans receivable, and undisbursed commitments of $3.2 million.

•
Commercial loans - Our target commercial loan market is retail establishments and small-to- medium-sized businesses. Our commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. The lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and can be supported by accounts receivable, inventory, equipment and other assets of the client‘s businesses. The terms of these loans vary by purpose and by type of underlying collateral, if any. The commercial loans are primarily underwritten on the basis of the borrower’s ability to service the loan from operating income. We typically make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness. At December 31, 2008 we held $36.6 million in commercial loans outstanding, representing 27.2% of gross loans receivable, and undisbursed commitments of $22.4 million. At December 31, 2007 we held $21.8 million in commercial loans outstanding, representing 22.4% of gross loans receivable, and undisbursed commitments of $14.3 million.

•
SBA loans - SBA loans continue to support small business owners as they fund purchases of real estate and business expansion. The Bank’s SBA lending department has the expertise to offer two types of SBA-guaranteed loans to business clients, depending on the business needs and underlying collateral.

SBA 504 Loan Program

Loans made by the Bank under the SBA 504 program generally are made to small businesses to provide funding for the purchase of real estate. Under this program, the Bank generally provides up to 90% financing of the total purchase cost, represented by two loans to the borrower. The first lien loan is generally a long-term, fully amortizing, fixed rate loan and made in the amount of 50% of the total purchase cost. The second lien loan is a short-term, interest only, adjustable rate loan, based upon the Wall Street Journal prime lending rate, and made in the amount of 40% of the total purchase cost. The Bank’s second lien loan serves as an interim bridge loan to the borrower until the Certified Development Corporation (“CDC“) obtains bond funding, pays off the Company’s second lien loan, and provides long-term, fixed rate financing directly to the borrower. The CDC pays off the Bank’s second lien loan generally within three to six months after the loan proceeds have been fully disbursed by the Bank to the borrower. The CDC is a non-profit corporation established to contribute to the economic development of its community by working together with the SBA and private sector lenders such as the Bank, to provide financing to small businesses. The Company generally offers SBA 504 loans within a range of $300,000 to $3.0 million.

Under the SBA 504 program, at December 31, 2008, we held $8.9 million in commercial real estate first trust deed and $166 thousand in commercial real estate second trust deed loans outstanding, representing 6.6% and 0.1% of gross loans receivable, respectively. Under the SBA 504 program, at December 31, 2007, we held $4.5 million in commercial real estate first trust deed and $1.0 million in commercial real estate second trust deed loans outstanding, representing 4.6% and 1.1% of gross loans receivable, respectively. There was $134 thousand in undisbursed commitments for SBA 504 loans at December 31, 2008 and no undisbursed commitments for SBA 504 loans at December 31, 2007.

SBA 7(a) Loan Program

Loans made by the Bank under the SBA 7(a) program generally are made to small businesses to provide working capital or to provide funding for the purchase of businesses, real estate, or machinery and equipment. These loans generally are secured by a combination of assets that may include equipment, receivables, inventory, business real property, and sometimes a lien on the personal residence of the borrower. The terms of these loans vary by purpose and by type of underlying collateral. The loans are primarily underwritten on the basis of the borrower’s ability to service the loan from income. Under the SBA 7(a) loan program the loans carry a Small Business Administration guaranty up to 75% of the loan. Typical maturities for this type of loan vary up to ten years. SBA 7(a) loans are all adjustable rate loans based upon the Wall Street Journal prime lending rate. Under the SBA 7(a) program, the Bank can sell in the secondary market the guaranteed portion of its SBA 7(a) loans and retain the related unguaranteed portion of these loans, as well as the servicing on such loans, for which it is paid a fee. The loan servicing spread is generally a minimum of 1.00% on all loans. The Bank generally offers SBA 7(a) loans within a range of $50,000 to $1.0 million.

The Bank bases its SBA 7(a) loan sales on the level of its SBA 7(a) loan originations, the premiums available in the secondary market for the sale of such loans, and general liquidity considerations of the Bank. During 2008, the Bank originated $15.0 million in SBA 7(a) loans, of which $11.3 million represented the guaranteed portion. During 2008 the Bank elected to sell $12.3 million of the guaranteed portion of its SBA 7(a) loans, for which it recognized a gain of $685 thousand. During 2007, the Bank originated $11.3 million in SBA 7(a) loans, of which $7.7 million represented the guaranteed portion. During 2007, the Bank elected to sell $7.0 million of the guaranteed portion of its SBA 7(a) loans, for which it recognized a gain of $392 thousand.

At December 31, 2008, we held $7.4 million in SBA 7A loans representing 5.5% of gross loans receivable, including $1.3 million representing the guaranteed portion retained by the Bank. Of the $7.4 million, $6.6 million was part of the commercial loan portfolio and $750 thousand was included in the commercial real estate portfolio. At December 31, 2007, we held $4.9 million in SBA 7A loans representing 5.0% of gross loans receivable, including $1.8 million representing the guaranteed portion retained by the Bank. Of the $4.9 million, $4.5 million was part of the commercial loan portfolio, $280 thousand was included in the commercial real estate portfolio, and $95 thousand was included in the consumer loan portfolio.

SBA Express Program

The SBA Express program is a very streamlined program designed to provide access to financing for small business, with reduced documentation requirements and quick approval process. Loans made by the Bank under the SBA Express program generally are made to provide working capital, carry accounts receivable or purchase inventory. These loans generally are secured by a combination of assets and require a personal guarantee of 20% or more of each owner of the business. The terms of these loans vary by purpose and by type of underlying collateral and carry a Small Business Administration guaranty up to 50% of the loan. Typical maturities for this type of loan vary up to ten years. SBA Express loans are all adjustable rate loans based upon the Wall Street Journal prime lending rate. The Company generally offers SBA Express loans within a range of $50,000 to $350,000.

At December 31, 2008, we held $1.0 million in SBA Express loans representing 0.7% of gross loans receivable, including $519 thousand representing the guaranteed portion retained by the Bank, and $463 thousand in undisbursed funds. These loans were included in the commercial loan portfolio. At December 31, 2007, we held $471 thousand in SBA Express loans representing 0.5% of gross loans receivable, including $236 thousand representing the guaranteed portion retained by the Bank, and $529 thousand in undisbursed funds. These loans are included in the commercial loan portfolio.

Consumer and other lending - Our consumer loan portfolio consists primarily of personal lines of credit and loans to acquire personal assets such as automobiles and boats originated on a case-by-case basis as an accommodation for the Bank’s clients.. The lines of credit generally have terms of one year and the term loans generally have terms of three to five years. The lines of credit typically have floating rates. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan is amortized over the useful life of the asset. At December 31, 2008, we held $231 thousand in consumer loans outstanding, representing 0.2% of gross loans receivable, and undisbursed commitments of $126 thousand. At December 31, 2007, we held $328 thousand in consumer loans outstanding, representing 0.3% of gross loans receivable, and undisbursed commitments of $96 thousand.

Composition of portfolio - The following table sets forth the composition of our loan portfolio as of December 31 of the years indicated.

	2008		2007

Real estate
1-4 residential	$5,629,466	4.2%	$2,654,635	2.7%
Multi-Family	2,110,061	1.6%	719,959	0.7%
Non-farm, non-residential	55,507,910	41.3%	40,950,795	41.9%
Construction & Land Development	34,466,448	25.6%	31,163,576	31.9%
Commercial	36,565,534	27.2%	21,827,512	22.4%
Consumer	231,289	0.2%	327,735	0.3%
	134,510,708	100%	97,644,212	100%
Net deferred loan costs, premiums and discounts	369,581		229,919
Allowance for loan losses	(6,550,000)		(1,814,860)
	$128,330,289		$96,059,271

Average loan size of portfolio - The following table sets forth the number of loans, and the average size of each loan, within each class as of December 31 of the years indicated.

	2008		2007
	# of Loans	Average Loan Size	# of Loans	Average Loan Size
Real estate
1-4 residential	23	$244,759	13	$204,203
Multi-Family	4	527,515	2	359,980
Non-farm, non-residential	76	730,367	59	694,081
Construction & Land Development	33	1,044,438	30	1,038,786
Commercial	166	220,274	103	211,918
Consumer	18	12,849	31	10,572
	320	$420,346	238	$410,270

Loan originations - The following table sets forth our loan originations for 2008 and 2007 including loan participations that were purchased from and sold to other banks without recourse.

	2008		2007
	(Dollars in thousands)
Real estate
1-4 residential	$4,697	6.2%	$2,889	2.5%
Multi-Family	1,415	1.9%	440	0.4%
Non-farm, non-residential	21,496	28.5%	33,177	28.4%
Construction	7,709	10.2%	43,434	37.2%
Commercial	40,069	53.1%	36,601	31.4%
Consumer	120	0.2%	121	0.1%
	$75,507	100%	$116,662	100%

Contractual maturity of portfolio - The following table sets forth information at December 31, 2008, regarding the dollar amount of loans maturing in our portfolio based on the contractual terms to maturity or scheduled amortization. The table does not give effect to potential prepayments. Loans that have no stated schedule of repayments or maturity are reported as due in one year or less. Loans that are on non-accrual are not included in this table.

	As of December 31, 2008
	(Dollars in thousands)
	One Year	Over 1 Year		Over 5 Years
	or Less	through 5 Years				Total
		Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate
Real estate	$2,076	$7,996	$2,787	$15,845	$34,543	$63,247
Construction	34,011	-	456	-	-	34,467
Commercial	16,695	7,640	1,743	2,473	8,016	36,566
Consumer	2	106	-	91	32	231
Total	$52,783	$15,742	$4,986	$18,409	$42,591	$134,511

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

Loan delinquencies - When a borrower fails to make a required payment on a loan, we attempt to cure the deficiency by contacting the borrower and seeking payment. Contact is generally made following the fifteenth day after a payment is due, at which time a late payment fee is assessed. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days, the loan and payment history are reviewed and efforts are made to collect the loan. While we generally prefer to work with borrowers to resolve such problems, if a payment becomes 45 days delinquent, we may institute foreclosure or other proceedings, as necessary, to minimize any potential loss. As of December 31, 2008, there were two loans with payments delinquent between 30 and 89 days. As of December 31, 2007, there were four loans with payments delinquent between 30 and 59 days, including two loans on non-accrual status.

Non-performing assets - Nonperforming assets are defined as non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof (commonly referred to as other real estate owned or OREO) and other repossessed assets. Nonperforming loans are defined as non-accrual loans,  loans 90 days or more past due but still accruing interest and troubled debt restructurings (“TDRs”). TDRs are defined as loans which we have agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal and/or interest payments. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When any such loan is placed on non-accrual status, previously accrued but unpaid interest will be deducted from interest income. As a matter of policy, we generally do not accrue interest on loans past due 90 days or more.

As of December 31, 2008, there were 10 loans on non-accrual, for a total of $7.8 million.   A majority of these non-accrual loans are construction and land development loans we originated or are participations purchased from other financial institutions, and the lead lenders have initiated foreclosure actions and/or have been negotiating with the borrowers to improve the overall collateral position. The remaining non-accrual loans are commercial loans, including one SBA 7A, where our expected source of repayment was from the cash flow of the business. We have liens on the equipment on each commercial loan but the resale value is not adequate to cover the balance of the loans.  The TDR at December 31, 2008 is also on nonaccrual and involves a participation purchased land loan that was restructured during 2008. We recorded specific reserves in our allowance for loan losses based on recent appraisals and/or valuations of the collateral for $1.6 million of these non-performing loans. As of December 31, 2007, there were two construction loan participations on non-accrual, for a total of $2.5 million, with reserves to our provision for loan losses based on then- recent appraisals of these projects.

Other loans not included in the non-performing categories as of December 31, 2008 but where known information about the borrowers and/or the collateral securing the loans caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms totaled $13.2 million at December 31, 2008. Subsequent to December 31, 2008, the Bank placed  $9.9 million of these loans on nonaccrual.  Of the loans placed on nonaccrual subsequent to December 31, 2008, $6.0 million are construction and land development loans and loan participations and $3.9 million are commercial loans.  Subsequent to December 31, 2008, we recorded specific reserves in our allowance for loan losses based on recent appraisals and/or valuations of the collateral for $1.5 million of these non-performing loans.

Impaired Loans   Management evaluates loan impairment according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Under SFAS No. 114, loans are considered impaired when it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest and principal payments. Impaired loans are measured for impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or, alternatively, at the loan’s observable market price or the fair value of the collateral of the loan, less estimated costs to sell if the loan is collateral dependent. If a loan is collateral-dependent and considered impaired, the outstanding principal is reduced through a charge off to the bulk-sale value less costs to sell. Once the loss has been recognized, no additional reserves for losses are taken for these loans; however additional charge-offs could be required if there is a continued deterioration in collateral value. Therefore, the related allowance for loan losses on impaired loans represents only the allowance for non-collateral dependent loans.

By definition, impaired loans as of a particular date may include loans that do not fall within any of the “non-performing” categories described above.  As of December 31, 2008, we had $21.0 million of loans classified as impaired, including the $7.8 million of non-performing loans as of that date.  The $21.0 million of impaired loans are primarily construction and land development loans and have been classified as impaired based on various factors, including current appraisals which reflect the general deterioration in the real estate market, especially in the Inland Empire region of Southern California. The impaired commercial loans are secured through UCC filings on equipment used in each business.   For additional information regarding impaired loans, see “—Allowance for Loan Losses.”

The table below sets forth the amounts and categories of non-performing assets and impaired loans as of the dates indicated.  Non-performing assets as of those dates were comprised entirely of non-performing loans.

	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Impaired loans with a valuation allowance	$8,834	$1,877
Impaired loans without a valuation allowance	12,198	-
Total impaired loans	$21,032	$1,877
Valuation allowance related to impaired loans	$2,790	$590

Average balance during the year on impaired loans	$21,673	$2,456
Cash collections applied to reduce principal balances	$275	$-
Interest income recognized on cash collections	$153	$126

Nonaccrual Loans
Real estate	$-	$-
Construction & Land Development	5,906	2,467
Commercial	1,028	-
Consumer	-	-
Accruing loans past due 90 days or more	-	-
Troubled debt restructuring	882	-
Total Nonaccrual and restructured debt	$7,816	$2,467

Impaired loans as a percent of total gross loans	15.64%	2.53%
Allowance for loan losses to impaired loans	31%	74%
Allowance for loan losses to classified loans net of related allowance for impaired loans	16%	65%

For the year ended December 31, 2008, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounts to $343 thousand. We received and recorded $153 thousand for such loans for the year ended December 31, 2008. For the year ended December 31, 2007, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounts to $170 thousand. We received and recorded $126 thousand for such loans for the year ended December 31, 2007.

Classified assets – In addition to evaluating loans for impairment under SFAS No. 114, Federal regulations require that each insured financial institution classify its assets on a regular basis. In connection with examinations of insured institutions, federal examiners also have authority to identify problem assets and, if appropriate, classify them. The Bank has established three classifications for potential problem assets: “substandard,“ “doubtful“ and “loss.“ Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weakness of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible, and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful result in the Bank establishing higher levels of general allowances for loan losses. If an asset or portion thereof is classified loss, the Bank must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as loss, or charge off such an amount. At December 31, 2008, we had $20.8 million in assets classified as substandard, $348 thousand in assets classified as doubtful and $2.1 million in assets classified as loss, compared with $3.2 million in assets classified as substandard, and no assets classified as doubtful or loss at December 31, 2007.

Allowance for loan losses – We maintain an allowance for estimated loan losses based on a number of quantitative and qualitative factors. Quantitative factors used to assess the adequacy of the allowance for loan losses are established based upon management’s assessment of the credit risk in the portfolio, historical loan loss experience and our loan underwriting policies as well as management’s judgment and experience. Provisions for loan losses may be provided both on a specific and general basis. Specific and general valuation allowances (reserves) are increased by provisions charged to expense and decreased by charge-offs of loans, net of recoveries. Specific allowances are provided for impaired loans for which the expected loss is measurable. General valuation allowances are provided based on a formula that incorporates the factors discussed above. We periodically review the assumptions and formula by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above.

The following table sets forth the activity for 2008 and 2007 in our allowance for loan losses account.

	2008	2007
	($ in thousands)
Balance at beginning of year	$1,815	$432
Provision charged to expense	7,937	1,383
Loans charged off:
Real Estate	-	-
Construction	(2,162)	-
Commercial	(1,308)	-
Loans charged off	(3,470)	-
Recoveries on loans previously charged off	268	-
Balance at end of year	$6,550	$1,815

Net charge offs to average loans outstanding	2.69%	0%

The following tables set forth information concerning the allocation of the allowance for loan losses, which is maintained on our loan portfolio, by loan category at December 31 for the years indicated.

2008	Amount	Percentage of loans in each category to total loans	Percentage of year-end allowance	Percentage of reserves to net loans by category
	($ in thousands)
Real estate	$1,462	47.0%	22.3%	2.3%
Construction	1,925	25.6%	29.4%	5.6%
Commercial	2,862	27.2%	43.7%	7.8%
Consumer	1	0.2%	0.0%	0.4%
Unallocated	300		4.6%
Total Allowance for Loan Losses	$6,550	100.0%	100.0%	4.9%

2007	Amount	Percentage of loans in each category to total loans	Percentage of year-end allowance	Percentage of reserves to net loans by category
	($ in thousands)
Real estate	$353	45.4%	27.9%	1.1%
Construction	823	31.9%	36.9%	2.1%
Commercial	197	22.4%	10.9%	0.9%
Consumer	1	0.3%	0.1%	0.5%
Unallocated	441	-	24.3%	-
Total Allowance for Loan Losses	$1,815	100.0%	100.0%	1.9%

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

Our external asset review system and loss allowance methodology are designed to provide for timely identification of problem assets and recognition of losses. The overall adequacy of the allowance for loan losses is reviewed by the Directors’ Credit Committee on a monthly basis and submitted to the board of directors for approval on a quarterly basis. The committee’s responsibilities consist of risk management, as well as problem loan management, which include ensuring proper risk grading of all loans and analysis of specific valuation allowances for all classified loans. The current monitoring process includes a process of segmenting the loan portfolio into pools of loans that share similar credit characteristics. The loan portfolio is currently segmented into seven different risk grades. These specific pools of loans are analyzed for purposes of calculating the general valuation allowance in accordance with Statement of Financial Accounting Standards (“SFAS“) No. 5. In our management’s report on internal control over financial reporting included in this 10-K filing, we concluded that our internal control over financial reporting was not effective as of December 31, 2008 due to a material weakness identified in our policies relating to the determination of the allowance for loan losses. See Item 9A(T). Controls and Procedures – Management’s Report on Internal Control Over Financial Reporting.

The general valuation allowance is derived by analyzing the historical loss experience and asset quality within each loan portfolio segment, along with assessing qualitative environmental factors, and correlating it with the delinquency and classification status for each portfolio segment. A grading system with seven classification categories is used, including assets classified as Pass, which is divided into three risk grade levels, based upon credit risk characteristics. Each loan asset is categorized by risk grade allowing for a more consistent review of similar loan assets. A loss factor is applied to each risk graded loan segment.

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

As loans move into the classified category, they are reviewed individually for purposes of determining specific valuation allowances and impairment as defined in SFAS No. 114. Loans are also reviewed individually on an annual basis. In addition, classified assets are reviewed at the time the loan is classified and on a regular basis (at least every 90 days) thereafter. This evaluation of individual loans is documented in the internal asset review report relating to the specific loan. An impairment analysis is completed with each internal asset review report, typically on a quarterly basis, for all classified loans secured by real estate. Any deficiencies outlined by the impairment analysis are accounted for in the specific valuation allowance for the loan. As indicated above, under “Impaired Loans,” a loan is determined to be impaired if management determines it is probable that the Company will be unable to collect all amounts (principal and interest) according to the contractual terms of the loan agreement. A specific valuation allowance is applied if the amount of loss can be reasonably determined. To determine impairment under SFAS No. 114, management assesses the current operating statement requested from the borrower (although they may not always be received from the borrower), the property’s current and past performance, and borrower’s ability (defined as capacity, willingness and rationale) to repay and the overall condition and estimated value of the collateral. If a loan is deemed impaired, a specific valuation allowance is applied equal to the carrying amount of our total investment in the loan that exceeds the fair value of the collateral. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the  estimated value of the collateral less costs to sell.

As indicated above under “—Impaired Loans,” at December 31, 2008, we had $21.0 million in loans classified as impaired before valuation allowances.  Of the $21.0 million of loans classified as impaired at December 31, 2008, $8.8 million had valuation allowances. The largest loan, for $2.0 million, had a valuation allowance of $163 thousand and subsequent to yearend the collateral for this loan became an OREO. There are seven additional loans with balances exceeding $1.0 million at December 31, 2008, only one of which had a valuation allowance, totaling $31 thousand. One impaired loan totaling $1.5 million was paid off by the borrower subsequent to yearend, with no loss to the Bank. Three of the impaired loans at December 31, 2008 are not classified as nonaccrual loans, since they are performing in accordance with their contractual terms.

Also classified as impaired with a valuation allowances are five SBA loans totaling $1.1 million with total valuation allowances of $950 thousand at December 31, 2008. Four of the loans were substantially charged-off subsequent to year end. The only SBA loan with a valuation allowance at December 31, 2008 that was not subsequently charged-off has a balance at December 31, 2008 of $130 thousand, with a general allowance of losses of $19 thousand.

Of the two loans that were classified as impaired at December 31, 2007, one loan for $967 thousand was charged-off during the first quarter of 2009. The second loan, with an outstanding balance of $1.5 million at December 31, 2007, was reduced through a charge-off to $1.0 million which management believed represented the bulk-sale value of the property less costs to sell. During 2008, we received a payoff of $1 million and recoveries of $174 thousand on this loan.

The present downturn in real estate including construction has had an adverse effect on borrowers’ ability to repay loans and has affected our results of operations and financial condition. As of December 31, 2008, substantially all of our real estate secured loan portfolio consisted of loans located in Southern California. If real estate values continue to decline in this area, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans. These changes were taken into account when we evaluated our allowance for loan losses during the fourth quarter of 2008 which resulted in a substantial increase in our provision for loan losses.

Management believes that our allowance for loan losses as of December 31, 2008 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Bank‘s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

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

Investment securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity“ and recorded at amortized cost. Securities not classified as held-to-maturity or trading, with readily determinable fair values, are classified as “available-for-sale“ and recorded at date value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, as part of stockholders’ equity.

In the first quarter of 2007, we sold certain securities that we considered at-risk for timely interest and principal payments because they were securitized by mortgages and the deterioration of the sub-prime market had begun. We recognized a gain on the sale of $4 thousand. Because these investments were sold prior to maturity, we were required to reclassify all investments as “available-for-sale“. In the second quarter of 2007 we sold the remaining investment securities, at a loss of $16 thousand. Currently we own no investment securities. Any investments we purchase during the 24 months following March 2007 are required to be classified as “available-for-sale“.

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

Deposit services

We offer a variety of deposit products and services at competitive interest rates. The Bank utilizes traditional and innovative marketing methods to attract new clients and deposits, including various forms of advertising and significant involvement in the local communities. The primary sources of deposits are residents of, and businesses and their employees located in, our primary service areas. We attract these deposits through personal solicitation by our officers and directors, direct mail solicitations and advertisements published in the local media. Due to strong loan demand, we began utilizing brokered deposits in 2007. As discussed under “Regulatory Restrictions“, we are currently prohibited from accepting, renewing or rolling over brokered deposits. As of December 31, 2008, $35.6 million in brokered funds were on deposit. Of this total, $400 thousand are shown in other time certificates of deposit with the remaining balance included in other time deposits of $100,000 or more. $34.9 million in brokered deposits mature in 2009 and the remaining $718 thousand mature in 2010. As of December 31, 2007, $28.2 million in brokered funds were on deposit. These deposits are included in other time certificate of deposits.

The following table sets forth the amount and maturities of the time deposits at December 31 of the years indicated.

	Time Deposits of $100,000 or more	Other Time Deposits	Total Time Deposits
December 31, 2008	($ in thousands)
Three months or less	$3,450	$18,074	$21,524
Over three months through six months	1,341	16,752	18,093
Over six months through 12 months	805	15,146	15,951
Over 12 months	-	841	841
Total	$5,596	$50,813	$56,409

	Time Deposits of $100,000 or more	Other Time Deposits	Total Time Deposits
December 31, 2007	($ in thousands)
Three months or less	$307	$15,614	$15,921
Over three months through six months	549	9,617	10,166
Over six months through 12 months	1,006	10,174	11,180
Over 12 months	1,316	2,588	3,904
Total	$3,178	$37,993	$41,171

Competition

Lending - We face significant competition in Southern California for new loans with other commercial banks, savings and loan associations, credit unions, credit companies, Wall Street lending conduits, mortgage bankers, life insurance companies and pension funds. Some of the largest financial institutions in the United States operate in California, and have extensive branch systems and advertising programs, which we do not have. Large banks and savings and loan institutions frequently enjoy a lower cost of funds than we do and can therefore charge less than we do for loans. In addition these institutions have higher legal lending limits than we do. We attempt to compensate for competitive pricing disadvantages that may exist by providing a higher level of personal service to borrowers and “hands on“ involvement of senior officers to meet the borrowers’ needs and by either brokering or selling loan participations in loans in excess of our lending limits. Our regulators have imposed numerous requirements and restrictions on our operations, including asset growth, which may also put us at a competitive disadvantage. See “—Regulatory Restrictions.“

Deposits - We compete for deposit funds with other financial companies, including banks, savings associations, credit unions and thrifts. These companies generally compete with one another based upon price, convenience and service. Although many of our competitors offer customers a larger spectrum of products than we offer, as part of our strategic plan, we continue to enhance the line of products and services offered to our customers.

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

Employees

As of December 31, 2008, we had 37 employees. Management believes that its relations with employees are satisfactory. We are not subject to any collective bargaining agreements.

Supervision and Regulation

General - The following is a brief description of certain laws and regulations which are applicable to Pacific Coast National Bancorp and Pacific Coast National Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, are not complete and are qualified in their entirety by reference to the applicable laws and regulations.

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

The Bank Holding Company Act. Under the Bank Holding Company Act, Pacific Coast National Bancorp is supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Federal Reserve’s policy provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company‘s failure to meet its obligation to serve as a source of strength to its subsidiary banks may be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve‘s regulations or both.

We are required to file quarterly and periodic reports with the Federal Reserve and provide additional information as the Federal Reserve may require. The Federal Reserve may examine us, and any of our subsidiaries, and charge us for the cost of the examination.

Pacific Coast National Bancorp and any subsidiaries that it may control are considered “affiliates“ of the Bank within the meaning of the Federal Reserve Act, and transactions between our bank subsidiary and affiliates are subject to numerous restrictions. With some exceptions, we, and our subsidiaries, are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by us, or our affiliates.

Sarbanes-Oxley Act of 2002. As a public company, Pacific Coast National Bancorp is subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act“), which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with various accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

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

Acquisitions. The Bank Holding Company Act prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the Bank Holding Company Act, the Federal Reserve may approve the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. These activities include: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers‘ checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

Interstate Banking. The Federal Reserve may approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the holding company‘s home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve may not approve the acquisition of a bank that has not been in existence for the minimum time period, not exceeding five years, specified by the law of the host state. Nor may the Federal Reserve approve an application if the applicant controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank‘s home state or in any state in which the target bank maintains a branch. Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

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

Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws, a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company‘s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company‘s capital needs, asset quality, and overall financial condition. The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.

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

Stock Repurchases. Bank holding companies, except for certain “well-capitalized“ and highly rated bank holding companies, are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for banks. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $500 million or more in total consolidated assets. Under these guidelines, a bank holding company’s total risk-based capital must equal at least 8% of risk-weighted assets and at least one half of the 8%, or 4%, must consist of Tier 1 (core) capital. At December 31, 2008, Pacific Coast National Bancorp‘s capital position was Tier 1 (core) capital to average assets of 3.60%, Tier 1 (core) capital to risk-weighted assets of 3.75%, and total capital to risk-weighted assets of 5.04%. Total capital to risk-weighted assets at 5.04% did not meet the capital requirements. On January 16, 2009, the Company received $4.1 million from the U.S. Department of the Treasury through the TARP Capital Purchase Program (CPP) from the U. S. Treasury. As a result, Pacific Coast National Bancorp’s Tier 1 (core) capital to average assets, Tier 1 (core) to risk-weighted assets and total capital to risk-weighted assets improved to 5.35%, 5.68% and 6.97%, respectively, as of March 31, 2009.

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

The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier 1 capital“ consists of 1) common equity, 2) qualifying noncumulative perpetual preferred stock, 3) a limited amount of qualifying cumulative perpetual preferred stock, and 4) minority interest in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Not more than 25% of qualifying Tier 1 capital may consist of trust-preferred securities. “Tier 2 capital“ consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier 1 capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. “Tier 3 capital“ consists of qualifying unsecured subordinated debt. For a bank subject to the market risk adjustment because it has certain trading activities equal to at least 10% of assets or $1 billion, the sum of Tier 2 and Tier 3 capital may not exceed the amount of Tier 1 capital.

The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum of Tier 1 capital to average total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the 5 categories used by the regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. For all other institutions, the minimum leverage ratio is 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

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

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. At December 31, 2008, the Bank‘s capital position was below these requirements with Tier 1 (core) capital to average assets of 3.59%, Tier 1 (core) capital to risk-weighted assets of 3.74%, and total capital to risk-weighted assets of 5.03%. A ratio of total capital to risk-weighted assets at 5.03% caused the Bank to be deemed “significantly undercapitalized“ at December 31, 2008. As a result of the downstreaming by the Company to the Bank of the proceeds the Company received from the TARP Capital Purchase Program in January 2009, the Bank’s Tier 1 (core) capital to average assets, Tier 1 (core) capital to risk-weighted assets and total capital to risk-weighted assets improved to 5.23%, 5.55% and 6.84%, respectively, as of March 31, 2009, and the bank was deemed “undercapitalized“ as of that date. As discussed under “Regulatory Restrictions,“ the Bank is currently subject to a number of requirements and restrictions on its operations recently imposed on it by the OCC, including a requirement that it maintain certain capital ratios in excess of the general regulatory minimums. Specifically, the Bank must develop a plan, subject to the OCC’s review and nonobjection, to achieve ratios of Tier 1 capital to adjusted total assets of 9.0% and total risk-based capital to risk-weighted assets of 11.0% by June 30, 2009, and ratios of Tier 1 capital to adjusted total assets of 9.0% and total risk-based capital to risk-weighted assets of 12.0% by September 30, 2009.

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

In addition, under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), the Bank may not pay any dividend if the payment of the dividend would cause the Bank to become undercapitalized or in the event the Bank is “undercapitalized.“ As noted under “Regulatory Restrictions“ the Bank was undercapitalized as of March 31, 2009, and is accordingly subject to this additional restriction. The OCC may further restrict the payment of dividends by requiring that a financial institution maintain a higher level of capital than would otherwise be required to be “adequately capitalized“ for regulatory purposes. As noted under “Capital Requirements,“ the OCC has required the

Bank to maintain certain capital rations in excess of the regulatory minimums. Moreover, the OCC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.

Loans-to-one-borrower limitations - With certain limited exceptions, the maximum amount that a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral.

At December 31, 2008, the Bank’s loans-to-one-borrower limit was $1,771,246 based upon the 15% of unimpaired capital and surplus measurement. At December 31, 2008, the Bank had no outstanding balances to a single borrower or single relationship in excess of its legal lending limit.

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

Prompt corrective action and other enforcement mechanisms - The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (“well capitalized,“ “adequately capitalized,“ “undercapitalized,“ “significantly undercapitalized“ and “critically undercapitalized“), and all institutions are assigned one such category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is “critically undercapitalized.“

The federal banking agencies have specified by regulation the relevant capital level for each category. An institution that is categorized as “undercapitalized,“ “significantly undercapitalized,“ or “critically undercapitalized“ is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an “undercapitalized“ subsidiary’s assets at the time it became “undercapitalized“ or the amount required to meet regulatory capital requirements. An “undercapitalized“ institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital. As noted under “Regulatory Restrictions,“ the Bank was “undercapitalized“ at December 31, 2008 and is subject to numerous requirements and restrictions on its operations, as described in that section.

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

The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for four risk categories. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. The Bank’s assessment for the year ended December 31, 2008 was approximately $135,888. The assessment for 2009 is expected to be significantly higher. Under FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV. Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.

The rule also includes authority for the FDIC to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC has adopted a rule, effective April 1, 2009, imposing on every insured institution a special assessment equal to 20 basis points of its assessment base as of June 30, 2009, to be collected on September 30, 2009. There are proposals under discussion, under which the FDIC would reduce the special assessment to 10 basis points. There can be no assurance whether any such proposal will become effective. The special assessment rule also authorizes the FDIC to impose additional special assessments if the reserve ratio of the DIF is estimated to fall to a level that the FDIC’s board believes would adversely affect public confidence or that is close to zero or negative. Any additional special assessment would be in amount up to 10 basis points on the assessment base for the quarter in which it is imposed and would be collected at the end of the following quarter.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, will continue to be insured for a period of six months to two years, as determined by the FDIC.

On October 3, 2008, pursuant to the EESA (discussed below), the FDIC increased its insurance coverage limits on all deposits from $100,000 to $250,000 per account until December 31, 2009. Effective November 21, 2008 and until December 31, 2009, the FDIC expanded deposit insurance limits for certain accounts under the FDIC‘s Temporary Liquidity Guarantee Program or TLGP. Provided an institution has not opted out, the FDIC may (i) guarantee, under the Debt Guarantee Program or DGP, certain newly issued senior unsecured debt for certain periods and, (ii) under the Transaction Account Guarantee Program or TAGP, will provide full FDIC deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW“) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA“) accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLGP was available for the first 30 days without charge. Various fees are assessed under the DGP. The fee assessment for TAGP coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. We are monitoring the many programs which continue to emerge as part of the Federal government‘s efforts to stabilize and strengthen the nation‘s economy. All programs are evaluated based on their applicability to us, and whether they will provide benefit to us and our shareholders. As neither the Company nor the Bank anticipates issuing qualifying debt, they will not participate in the DGP.

Branching - National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current California law, banks are permitted to establish branch offices throughout California with prior regulatory approval. In addition, with prior regulatory approval, banks are permitted to acquire branches of existing banks located in California. Finally, banks generally may branch across state lines in other states if allowed by the applicable states’ laws. California law, with limited exceptions, currently permits branching across state lines through interstate mergers. Under the Federal Deposit Insurance Act, states may “opt-in“ and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. California law currently permits de novo branching into the state of California on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch in California only if its home state has also elected to permit de novo branching into that state.

Expanded financial activities - Similar to bank holding companies, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLB Act“), expanded the types of activities in which a bank may engage. Generally, a bank may engage in activities that are financial in nature through a “financial subsidiary“ if the bank and each of its depository institution affiliates are “well capitalized,“ “well managed“ and have at least a “satisfactory“ rating under the Community Reinvestment Act. However, applicable law and regulation provide that the amount of investment in these activities generally is limited to 45% of the total assets of the Bank, and these investments are deducted when determining compliance with capital adequacy guidelines. Further, the transactions between the Bank and this type of subsidiary are subject to a number of limitations.

Expanded financial activities of national banks generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Bank currently has no plans to conduct any activities through financial subsidiaries and is currently prohibited from doing so. See “Regulatory Restrictions.“

Community Reinvestment Act - The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Comptroller, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Because the Bank’s aggregate assets are currently less than $250 million, under the Gramm-Leach-Bliley Act, the Bank is subject to a Community Reinvestment Act examination only once every 60 months if it receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if its rating is less than satisfactory. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements. The Bank received a “Satisfactory“ rating from the OCC during 2008 for compliance with the Community Reinvestment Act obligations.

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

Federal Reserve Board regulations require the Bank to maintain reserves against the Bank’s transaction deposit accounts. For 2009, the first $10.3 million of otherwise reservable balances are exempt from the reserve requirement, a 3% reserve requirement applies to balances over $10.3 million up to $44.4 million and a 10% reserve requirement applies to balances over $44.4 million. The Bank was in compliance with applicable requirements as of December 31, 2008.

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

The State of California has adopted The California Financial Information Privacy Act (“CFPA“), which took effect in 2004. The CFPA requires a financial institution to provide specific information to a consumer related to the sharing of that consumer’s nonpublic personal information. A consumer may direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and requires that permission from the consumer be obtained by a financial institution prior to sharing such information. These provisions are more restrictive than the privacy provisions of the GLB Act.

In December 2003, the U.S. Congress adopted, and President Bush signed, the Fair and Accurate Transactions Act (the “FACT Act“). In 2005, federal courts determined that the provisions of the CFPA limiting shared information with affiliates are preempted by provisions of the GLB Act, the FACT Act and the Fair Credit Reporting Act.

Anti-Money Laundering and Customer Identification. Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act“) on October 26, 2001 in response to the terrorist events of September 11, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. In March 2006, Congress re-enacted certain expiring provisions of the USA Patriot Act.

Recent Regulatory Developments. In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Proposals for legislation that could substantially intensify the regulation of the financial services industry are expected to be introduced in the U.S. Congress and in state legislatures. The agencies regulating the financial services industry also frequently adopt changes to their regulations. Substantial regulatory and legislative initiatives, including a comprehensive overhaul of the regulatory system in the U.S., are possible in the months or years ahead. Any such action could have a materially adverse effect on our business, financial condition and results of operations.

Recent months have seen an unprecedented number of government initiatives designed to respond to the stresses experienced in financial markets.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (“EESA“) was signed into law on October 3, 2008. Pursuant to EESA, the U.S. Department of the Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to EESA, the U.S. Treasury established the Troubled Asset Relief Program (“TARP“) and has since injected capital into many financial institutions under the TARP Capital Purchase Program. The Company participated in the TARP Capital Purchase Program by issuing $4.12 million of preferred stock to the U.S. Treasury on January 16, 2009.

On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan (“FSP“), which, among other things, proposes to establish a new Capital Assistance Program (“CAP“) through which eligible banking institutions will have access to U.S. Treasury capital as a bridge to private capital until market conditions normalize, and extends the TLGP to October 31, 2009. As a complement to CAP, a new Public-Private Investment Fund on an initial scale of up to $500 billion, with the potential to expand up to $1 trillion, was announced to catalyze the removal of legacy assets from the balance sheets of financial institutions. This proposed fund will combine public and private capital with government financing to help free up capital to support new lending. In addition, the existing Term Asset-Backed Securities Lending Facility (“TALF“) would be expanded (up to $1 trillion) in order to reduce credit spreads and restart the securitized credit markets that in recent years supported a substantial portion of lending to households, students, small businesses, and others. Furthermore, the FSP proposes a new framework of governance and oversight to help ensure that banks receiving funds are held responsible for appropriate use of those funds through stronger conditions on lending, dividends and executive compensation along with enhanced reporting to the public. As of the date of this report, we have not determined to seek to participate. However, we will continue to monitor emerging government programs to evaluate whether such programs would be applicable to, and beneficial to, us.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA“) was signed into law. AARA is intended to provide tax breaks for individuals and businesses, direct aid to distressed states and individuals, and infrastructure spending. In addition, ARRA imposes new executive compensation and expenditure limits on all previous and future TARP Capital Purchase Program recipients and expands the class of employees to whom the limits and restrictions apply. ARRA also provides the opportunity for additional repayment flexibility for existing TARP Capital Purchase Program recipients. Among other things, ARRA prohibits the payment of bonuses, other incentive compensation and severance to certain highly paid employees (except in the form of restricted stock subject to specified limitations and conditions), and requires each TARP Capital Purchase Program recipient to comply with certain other executive compensation related requirements. These provisions modify the executive compensation provisions that were included in EESA, and in most instances apply retroactively for so long as any obligation arising from financial assistance provided to the recipient under TARP remains outstanding. To the extent that the executive compensation provisions in ARRA are more restrictive than the restrictions described in the Treasury‘s executive compensation guidelines already issued under EESA, the new ARRA guidelines appear to supersede those restrictions. However, both ARRA and the existing Treasury guidelines contemplate that the Secretary of the Treasury will adopt standards to provide additional guidance regarding how the executive compensation restrictions under ARRA and EESA will be applied. We are currently evaluating our compensation program in view of the restrictions in the ARRA, pending the issuance of the Treasury’s new guidelines.

In addition, ARRA directs the Secretary of the Treasury to review previously-paid bonuses, retention awards and other compensation paid to the senior executive officers and certain other highly-compensated employees of each TARP Capital Purchase Program recipient to determine whether any such payments were excessive, inconsistent with the purposes of ARRA or the TARP, or otherwise contrary to the public interest. If the Secretary determines that any such payments have been made by a TARP Capital Purchase Program recipient, the Secretary will seek to negotiate with the TARP Capital Purchase Program recipient and the subject employee for appropriate reimbursements to the U.S. government (not the TARP Capital Purchase Program recipient) with respect to any such compensation or bonuses. ARRA also permits the Secretary, subject to consultation with the appropriate federal banking agency, to allow a TARP Capital Purchase Program recipient to repay any assistance previously provided to such TARP

Capital Purchase Program recipient under the TARP, without regard to whether the TARP Capital Purchase Program recipient has replaced such funds from any source, and without regard to any waiting period. Any TARP Capital Purchase Program recipient that repays its TARP assistance pursuant to this provision would no longer be subject to the executive compensation provisions under ARRA. Because, as of the date of this report, the Company is not a TARP Capital Purchase Program recipient, such provisions are not currently applicable to us.

On February 18, 2009, the U.S. Treasury announced the Homeowner Affordability and Stability Plan (“HASP“), which proposes to provide refinancing for certain homeowners, to support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac, and to establish a Homeowner Stability Initiative to reach at-risk homeowners. Among other things, the Homeowner Stability Initiative would offer monetary incentive to mortgage servicers and mortgage holders for certain modifications of at-risk loans, and would establish an insurance fund designed to reduce foreclosures.

It is not clear at this time what impact EESA, the TARP Capital Purchase Program, the TLGP, the FSP, AARA, HASP, or other liquidity and funding initiatives will have on the financial markets and the other difficulties described above, including the high levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Failure of these programs to address the issues noted above could have an adverse effect on the Company and its business.

Future Legislation. Additional legislation, including proposals to change substantially the financial institution regulatory system, is from time to time introduced in the U.S. Congress. This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on our business, results of operations or financial condition.

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

Item 1A. Risk Factors

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

Risks Relating to Our Industry

Recent negative developments in the financial institutions industry and credit markets, as well as the economy in general, may continue to adversely affect our financial condition and results of operations.

The recent negative events in the housing market, including significant and continuing home price reductions coupled with the upward trends in delinquencies and foreclosures, have resulted and will likely continue to result in poor performance of mortgage and construction loans and in significant asset write-downs by many financial institutions. This has caused and will likely continue to cause many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to seek government assistance or bankruptcy protection. Bank failures and liquidations or sales by the FDIC as receiver have also increased.

Reduced availability of commercial credit and increasing unemployment have further contributed to deteriorating credit performance of commercial and consumer loans, resulting in additional write-downs. Financial market and economic instability has caused many lenders and institutional investors to severely restrict their lending to customers and to each other. This market turmoil and credit tightening has exacerbated commercial and consumer deficiencies, the lack of consumer confidence, market volatility and widespread reduction in general business activity. Financial institutions also have experienced decreased access to deposits and borrowings.

It is difficult to predict how long these economic conditions will exist, which of our markets and loan products will ultimately be most affected, and whether our actions will effectively mitigate these external factors. The current economic pressure on consumers and businesses and the lack of confidence in the financial markets has adversely affected and may continue to adversely affect our business, financial condition, results of operations and stock price. We do not believe these conditions are likely to improve in the near future. As a result of the challenges presented by these conditions, we face the following risks:

•
The number of our borrowers unable to make timely repayments of their loans, and/or decreases in the value of real estate collateral securing the payment of such loans could continue to rise, resulting in additional credit losses, which could have a material adverse effect on our operating results.

•
Potentially increased regulation of our industry, including heightened legal standards and regulatory requirements, as well as expectations imposed in connection with recent and proposed legislation. Compliance with such additional regulation will likely increase our operating costs and may limit our ability to pursue business opportunities.

•
The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•	Further disruptions in the capital markets or other events, which may result in an inability to borrow on favorable terms or at all from other financial institutions.

•
Further increases in FDIC insurance premiums, due to the increasing number of failed institutions, which have significantly depleted the Deposit Insurance Fund of the FDIC and reduced the ratio of reserves to insured deposits. Our current risk profile will also cause us to pay higher deposit insurance premiums.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted Emergency Economic Stabilization Act of 2008 (the “EESA“) authorizes the United States Department of the Treasury (the “Treasury“) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or “TARP.“ The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $250 billion towards the TARP Capital Purchase Program. Under the TARP Capital Purchase Program, the Treasury purchased preferred equity securities from participating institutions, including $4.12 million of our preferred stock. The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2009.

The EESA followed, and has been followed by, numerous actions by the Federal Reserve Board, the U.S. Congress, the Treasury, the FDIC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. Treasury also recently announced its Financial Stability Plan, to attack the current credit crisis, and its Homeowner Affordability and Stability Plan, which seeks to help up to nine million families restructure or refinance their mortgages to avoid foreclosure. In addition, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act. The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system, improve the flow of credit and foster an economic recovery. The regulatory and legislative initiatives described above may not have their desired effects, however. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on financial institution stock prices and credit availability for certain issuers without regard to those issuers‘ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital in the future and on our business, financial condition and results of operations.

The actions and commercial soundness of other financial institutions could affect our ability to engage in routine funding transactions.

Financial service institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to different industries and counterparties because we execute transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Recent defaults by financial services institutions, and even rumors or questions about one or more financial services institutions or the financial services industry in general, have led to market wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of counterparty. Any such losses could materially and adversely affect our results of operations.

Risks Relating to the Company and the Bank

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm in their audit report for fiscal year 2008 has expressed substantial doubt about our ability to continue as a going concern, noting in their report that we have suffered significant losses from operations since inception, had an accumulated deficit of $21.6 million as of December 31, 2008 and have regulatory capital deficiencies that must be addressed. Continued operations may depend on our ability to comply with the requirements our regulators have imposed on us (discussed below) and the financing or other capital required to do so may not be available or may not be available on acceptable terms. Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our shareholders will lose some or all of their investment in the Company.

We are subject to increased regulatory scrutiny and are subject to certain business limitations. Further, we may be subject to more severe future regulatory enforcement actions if our financial condition or performance weakens.

Subsequent to December 31, 2008, we were notified by the OCC that it has imposed a number of requirements and restrictions on the Bank’s operations, primarily due to our reduced capital levels, deteriorating asset quality and net losses. Among other things, these requirements and restrictions require that we notify the regulators prior to making any additions or changes to our directors and senior executive officers, preclude us from paying certain kinds of severance and other compensation without prior regulatory approval, prohibit us from increasing our loans until we adopt and implement satisfactory credit and concentration risk management processes, prohibit us from accepting, renewing or rolling over brokered deposits and restrict the effective yield we can offer on deposits. We are also required to develop a plan to achieve ratios of Tier 1 capital to adjusted total assets of 9.0% and total risk-based capital to risk-weighted assets of 11.0% by June 30, 2009, and ratios of Tier 1 capital to adjusted total assets of 9.0% and total risk-based capital to risk-weighted assets of 12.0% by September 30, 2009. These requirements and restrictions are described in greater detail under “Item 1. Business—Regulatory Restrictions.“ In addition, the Bank is expected to be subject to higher regulatory assessments from the OCC and FDIC deposit premiums than those prevailing in prior periods.

We are working to address the issues raised by our regulators, but any current or past actions, violations or deficiencies could be the subject of future regulatory enforcement actions. Such enforcement actions could involve penalties or further limitations on our business at the Bank or Pacific Coast National Bancorp and negatively affect our ability to implement our business plans and the value of our common stock. In this regard, we anticipate that the Bank and/or the Company will be required to enter into some form of written agreement with their primary regulators which could impose further requirements and restrictions on their operations.

We may be required to raise additional capital, but that capital may not be available and without additional capital other courses such as selling assets and looking for merger partners may need to be pursued.

As noted above, the Bank is required to develop and adopt a plan to address how it will increase its capital ratios to levels that are significantly greater than the regulatory minimums. Our ability to achieve these ratios is contingent on current and future economic conditions and on our financial performance which may ultimately require us to seek additional capital. Capital market conditions are currently unfavorable, and we do not anticipate any material improvement in these markets in the near term. Accordingly, we cannot be certain of our ability to raise additional capital on any terms. If we cannot raise additional capital and/or continue to down-size operations or complete a strategic merger or sale, we may not be able to sustain further deterioration in our financial condition and other regulatory actions may be taken against us.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business, as we must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect the financial services industry in general or us specifically, such as a decline in the level of our business activity due to a market downturn or adverse action taken against us by our regulators or our lenders. In this regard, as noted above, we are currently precluded from accepting, renewing or rolling over brokered deposits. These developments may require us to seek more expensive funding sources to support our operations, which would adversely affect our results of operations.

Concerns of customers over deposit insurance may cause a decrease in deposits.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely our liquidity, funding costs, financial condition and results of operations.

If our allowance for loan losses is not sufficient to cover actual loan losses or if we are required to increase our provision for loan losses, our results of operations and financial condition could be materially adversely affected.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Material additions to the allowance or increases in our provision for loan losses could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

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

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

For the year ended December 31, 2008, we recorded a provision for loan losses of $7.9 million compared to $1.4 million for the year ended December 31, 2007, which adversely affected our results of operations for 2008. We also recorded net loan charge-offs of $3.5 million for the year ended December 31, 2008 compared to none for the year ended December 31, 2007. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of Southern California. In particular, slowing sales in certain housing markets have been a contributing factor to the increase in non-performing loans as well as the increase in delinquencies, particularly in our residential construction loan portfolio. The current slowdown in the housing market may continue to cause housing inventories to increase and slow ongoing housing developments, putting more downward pressure on sales prices. Despite reduced sales prices, the lack of liquidity in the housing market and tightening of credit standards within the banking industry may continue to diminish all home sales, further reducing the borrower builder’s cash flow and weakening their ability to repay their debt obligations to us. At December 31, 2008 our impaired loans totaled $21.0 million compared to $2.5 million at December 31, 2007. While construction and land development loans represented 25.6% of our total loan portfolio at December 31, 2008 they represented 75.4% of our impaired loans at that date. If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses. Moreover, to the extent the current economic recession continues or worsens, we could experience significantly higher delinquencies and loan losses. An increase in our loan losses or our provision for loan losses would adversely affect our financial condition and results of operations, perhaps materially.

A further economic slowdown in Southern California could hurt our business.

Our success depends on the general economic condition of Southern California, which management cannot forecast with certainty. Unlike many of our larger competitors, substantially all of our borrowers and depositors are individuals and businesses located or doing business in our service areas. As a result, our business and results of operations may be more adversely affected by a local economic downturn than those of our larger, more geographically diverse competitors. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may also adversely affect our results of operations. We do not have the ability of a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in Southern California could adversely affect the value of our assets, revenues, results of operations and financial condition.

Downturns in the Southern California real estate markets could hurt our business.

Our business activities and credit exposure are primarily concentrated in Southern California. While we do not have any sub-prime loans, our construction and land loan portfolios, our commercial and multifamily loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market that has continued into 2009. We anticipate that further declines in the Southern California real estate markets will hurt our business.  Substantially all of our real estate secured loan portfolio currently consists of loans located in Southern California. If real estate values continue to decline in this area, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans. The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

Our loan portfolio is concentrated in loans with a higher risk of loss.

Our construction and development loans are based upon estimates of costs and value associated with the complete project.

We make land purchase, lot development and real estate construction loans to individuals and builders, primarily for the construction of residential properties and, to a lesser extent, commercial and multi-family real estate projects. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. Residential real estate construction loans include single-family tract construction loans for the construction of entry level residential homes.

This type of lending contains the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. Speculative construction lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. Loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, or obtain permanent take-out financing, rather than the ability of the borrower or guarantor themselves to repay principal and interest. At December 31, 2008, we had $34.5 million or 25.6% of total loans in construction and land loans.

Our commercial and multi-family real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.

We originate commercial and multi-family real estate loans for individuals and businesses for various purposes which are secured by commercial properties. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

If we foreclose on a commercial and multi-family real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial and multi-family real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and multi-family real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. At December 31, 2008, we had $57.6 million or 42.9% of total loans in commercial and multi-family mortgage loans.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers’ cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Most often, this collateral is accounts receivable, inventory, equipment or real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. At December 31, 2008, we had $36.6 million or 27.2% of total loans in commercial business loans.

The maturity and repricing characteristics of our assets and liabilities are mismatched and subject us to interest rate risk which could adversely affect our results of operations and financial condition.

Our financial condition and results of operations are influenced significantly by general economic conditions, including the absolute level of interest rates, as well as changes in interest rates and the slope of the yield curve.

Our activities, like other financial institutions, inherently involve the assumption of interest rate risk. Interest rate risk is the risk that changes in market interest rates will have an adverse impact on our financial condition and results of operations. Interest rate risk is determined by the maturity and repricing characteristics of our assets, liabilities and off-balance-sheet contracts. Interest rate risk is measured by the variability of financial performance and economic value resulting from changes in interest rates. Interest rate risk is the primary market risk affecting our financial performance.

We believe that the greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for our rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch, or “gap,“ is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed. Changes in the general level of interest rates also affect, among other things, the Bank’s ability to originate loans, the value of interest-earning assets and its ability to realize gains from the sale of such assets, the average life of interest-earning assets, and the Bank’s ability to obtain deposits in competition with other available investment alternatives. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond the Bank’s control. Because fluctuations in interest rates are not predictable or controllable, we cannot assure you that the Bank will continue to achieve positive net interest income.

Departures of key personnel or directors may impair our operations.

Our success depends in large part on the services and efforts of our key personnel and on our ability to attract, motivate and retain highly qualified employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. In addition, we are currently required to notify the OCC in advance prior to adding or changing any of our senior executive officers.

We face strong competition within our market areas.

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

We compete for loans principally on the basis of interest rates and loan fees, the types of loans we originate and the quality of service we provide to borrowers. Our ability to attract and retain deposits requires that we provide customers with competitive investment opportunities with respect to rate of return, liquidity, risk and other factors. To effectively compete, we may have to pay higher rates of interest to attract deposits, resulting in a negative effect on our results of operations. If we are not able to effectively compete in our market area, our results of operations may be negatively affected, potentially limiting our ability to pay dividends. The greater resources and deposit and loan products offered by some of our competitors may also limit our ability to increase our interest-earning assets.

We may also be hindered in our ability to compete by certain regulatory restrictions recently placed on us, including a prohibition on our total loans exceeding the level of total loans on our balance sheet at December 31, 2008 until we have adopted and implemented satisfactory credit and concentration risk management processes, further limitations on our asset growth and restrictions on the effective yield we can offer on deposits.

The Bank’s legal lending limits may impair its ability to attract borrowers.

The Bank’s current legally mandated lending limits are lower than those of many of its competitors because it has less capital than many of its competitors. The lower lending limits may discourage potential borrowers who have lending needs that exceed these limits, which may restrict the Bank’s ability to establish relationships with larger businesses in its market area. In addition, as noted above, the Bank’s regulators have imposed further limits on its ability to make new loans.

We are subject to extensive government regulation and supervision.

We are subject to extensive regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, and not holders of our common stock. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. In addition, we may be subject to new legislation in response to negative developments in the financial industry and the economy, which also could have a material adverse effect on our results of operations and financial condition.

The level of our commercial and construction real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve Board and the OCC, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Management should also employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate and construction lending under the foregoing standards. While we believe we have implemented policies and procedures with respect to our commercial real estate and construction loan portfolios consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance which could result in additional costs to us.

Our real estate lending also exposes us to the risk of environmental liabilities.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected. In addition, we may not have adequate remedies against the prior owner or other responsible parties or could find it difficult or impossible to sell the affected properties, which could also materially adversely affect our business, financial condition and results of operations.

A natural disaster could harm our business.

Historically, California has been susceptible to natural disasters, such as earthquakes, floods and wildfires. These natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling the flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. Additionally, natural disasters could negatively impact the values of collateral securing our loans and interrupt our borrowers’ abilities to conduct their businesses in a manner to support their debt obligations, either of which could result in losses and increased provisions for credit losses.

Changes in accounting standards may affect our performance.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we report and record our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements.

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

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could materially adversely affect our business, the trading price of our common stock and our ability to attract additional deposits.

In connection with the enactment of the Sarbanes-Oxley Act of 2002 and the implementation of the rules and regulations promulgated by the SEC, we document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. This requires us to prepare an annual management report on our internal control over financial reporting, including among other matters, management’s assessment of the effectiveness of internal control over financial reporting. If we fail to identify and correct any deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential shareholders and depositors could lose confidence in our internal controls and financial reporting, which could materially adversely affect our business, financial condition and results of operations, the trading price of our common stock and our ability to attract additional deposits. In our management’s report on internal control over financial reporting included in this 10-K filing, we concluded that our internal control over financial reporting was not effective as of December 31, 2008 due to a material weakness identified in our policies relating to the determination of the allowance for loan losses. See Item 9A(T). Controls and Procedures – Management’s Report on Internal Control Over Financial Reporting.

We will not pay dividends in the foreseeable future, and may never pay dividends.

We do not plan to pay cash dividends in the foreseeable future. The declaration and payment of dividends is within the discretion of our Board of Directors. The Board’s decision to declare and pay dividends, if any, is dependent upon the Bank’s earnings, financial condition, its need to retain earnings for use in the business and any other pertinent factors including various regulatory requirements. The board of directors of the Bank intends to retain earnings to promote growth and build capital and recover any losses incurred in prior periods. The Bank is currently prohibited by the regulators from paying dividends without regulatory approval until our accumulated deficit has been eliminated. Accordingly, we do not expect to receive dividends from the Bank in the foreseeable future. In addition, due to its undercapitalized status as of March 31, 2009, the Bank is currently prohibited from paying dividends.

Risks Relating to Our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell the common stock when you want or at prices you find attractive.

We cannot predict how the shares of our common stock will trade in the future. The market price of our common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this "Risk Factors" section:

•	actual or anticipated quarterly fluctuations in our operating and financial results;
•	developments related to investigations, proceedings or litigation that involve us;
•	actions taken against us by regulatory authorities;
•	actions of our current shareholders, including sales of common stock by existing shareholders and our directors and executive officers;
•	fluctuations in the stock price and operating results of our competitors;
•	regulatory developments; and
•	developments related to the financial services industry.

Our shares do not at this time qualify for listing on any national securities exchange, and we cannot assure you that our shares will ever be listed on a national securities exchange. Prior to the close of trading on May 18, 2009, our shares were traded on the OTC Bulletin Board and at least one company made a market in our common stock. After the close of trading on May 18, 2009, our common stock was removed from the OTC Bulletin Board because we had not filed our 2008 10-K by that date. Our common stock is currently traded in the pink sheets. While one or more market makers may apply for the reinstatement of our common stock to the OTC Bulletin Board after we have filed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, no assurance can be given that such an application will be made or, if made, whether or when the application will be accepted. As a result of the removal of our common stock from the OTC Bulletin Board, our common stock may become more volatile and less liquid, our shareholders could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock could continue to decline.

Because the shares are not listed on a national securities exchange, a broadly followed, established trading market for our common stock may never develop or be maintained. This limited trading market for our common stock may further reduce the market value of the common stock and make it difficult to buy or sell our shares on short notice. The limited trading market could also result in a wider spread between the bid and ask price for the stock, meaning the highest price being offered for shares for sale at any particular time may be further from the lowest price being offered by buyers for the stock at the moment than if the stock were more actively traded (the difference between the bid and ask price being the “spread“ for the stock). This could make it more difficult to sell a large number of shares at on time and could mean the sale of a large number of shares at one time could depress the market price.

The market price of our common stock may also be affected by market conditions affecting the stock markets in general. These conditions may result in (i) volatility in the level of, and fluctuations in, the market prices of stocks generally and, in turn, our common stock and (ii) sales of substantial amounts of our common stock in the market, in each case that could be unrelated or disproportionate to changes in our operating performance. These broad market fluctuations may adversely affect the market prices of our common stock. For these reasons, our common stock may not be appropriate as a short-term investment, and you should be prepared to hold our common stock indefinitely.

There may be future sales of additional common stock or other dilution of our equity, which may adversely affect the market price of our common stock.

The OCC has required us to develop a plan to substantially increase our regulatory capital ratios in excess of the regulatory minimums, which may involve our issuance of securities. We are not restricted from issuing additional common stock, including any debt securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or any substantially similar securities. The market price of our common stock could decline as a result of sales by us of a large number of shares of common stock or similar securities in the market after this offering or the perception that such sales could occur.

The federal banking laws limit the ownership of our common stock.

Because we are a bank holding company, purchasers of 10% or more of our common stock may be required to obtain approvals under the Change in Bank Control Act of 1978, as amended, or Bank Holding Company Act of 1956, as amended (and in certain cases such approvals may be required at a lesser percentage of ownership). Specifically, under regulations adopted by the Federal Reserve, (a) any other bank holding company may be required to obtain the approval of the Federal Reserve to acquire or retain 5% or more of the common stock and (b) any person other than a bank holding company may be required to obtain the approval of the Federal Reserve to acquire or retain 10% or more of the common stock.

Our directors and executive officers could have the ability to influence shareholder actions in a manner that may be adverse to your personal investment objectives.

As of May 13, 2009, our directors and executive officers owned 302,135 shares of our common stock, which represents approximately 11.68% of our issued and outstanding common stock. Additionally, we have issued warrants and stock options to our directors and stock options to our executive officers. If our directors and executive officers exercised all of their warrants and stock options, they would own shares upon exercise representing approximately 18.90% of our then outstanding common stock.

Due to their significant ownership interests, our directors and executive officers may be able to exercise significant influence over our management and business affairs. For example, using their voting power, the directors and executive officers may be able to influence the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be approved by other shareholders.

Our articles of incorporation and bylaws and the laws of the State of California contain provisions that could make a takeover more difficult.

Our articles of incorporation and bylaws, and the corporate laws of the State of California, include provisions designed to provide our board of directors with time to consider whether a hostile takeover offer is in our and our shareholders’ best interests, but could be utilized by the board of directors to deter a transaction that would provide shareholders with a premium over the market price of our shares.

These provisions include the availability of authorized, but unissued shares, for issuance from time to time at the discretion of our board of directors; bylaw provisions enabling the board of directors to increase the size of the board and to fill the vacancies created by the increase; and bylaw provisions establishing advance notice procedures with regard to business to be presented at a shareholder meeting or to director nominations (other than those by or at the direction of the board.

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances where the shareholders might otherwise receive a premium over the market price of our shares. These provisions may also have the effect of making it more difficult for third parties to cause the replacement of current management and may limit the ability of shareholders to approve transactions that they may deem to be in their best interests.

The securities purchase agreement between us and the U.S. Treasury limits our ability to pay dividends on and repurchase our common stock.

On January 16, 2009, we issued $4.12 million in liquidation amount of our Series A and Series B preferred stock to the U.S. Treasury pursuant to the TARP Capital Purchase Program. The securities purchase agreement between us and the Treasury provides that unless the shares of the preferred stock have been transferred or redeemed by us in whole, (i) until the third anniversary of the Treasury’s investment in our preferred stock, any dividends on our common stock are prohibited without the prior approval of the Treasury, (ii) after the third anniversary and prior to the tenth anniversary of the Treasury’s investment, any increase in dividends on our common stock (if we then pay dividends on our common stock) of more than 3% per annum are prohibited without the Treasury’s prior approval and (iii) after the tenth anniversary of the Treasury’s investment, dividends on our common stock are prohibited. In addition, unless the shares of preferred stock have been transferred or redeemed in whole, (i) until the tenth anniversary of the Treasury’s investment, the Treasury’s consent is required for any share repurchases other than repurchases of the preferred stock and repurchases of shares of junior preferred stock or shares of common stock in connection with any benefit plan in the ordinary course of business and consistent with past practice and (ii) after the tenth anniversary of the Treasury’s investment, any such repurchases are prohibited. Furthermore, we may not pay any dividends on our common stock unless we are current in our dividend payments on the preferred stock issued to the Treasury. On May 14, 2009, we notified the Treasury that we would not be paying dividends on the preferred stock issued to the Treasury on the May 15, 2009 scheduled dividend payment date. Accordingly, at this time we are not current in our dividend payments on the preferred stock issued to the Treasury.

These restrictions could have a negative effect on the value of our common stock.

The Series A and Series B Preferred Stock issued in January 2009 impacts net income (loss) available to our common stockholders and earnings (loss) per common share.

The dividends declared on the Series A and Series B preferred stock will reduce the net income (loss) available to common stockholders and our earnings (loss) per common share. The Series A and Series B preferred stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of Pacific Coast National Bancorp.

Holders of the Series A and Series B Preferred Stock issued in January 2009 have limited voting rights.

Until and unless we are in arrears on our dividend payments on the Series A and Series B preferred stock for six dividend periods, whether or not consecutive, the holders of the Series A and Series B preferred stock will have no voting rights except with respect to certain fundamental changes in the terms of the Series A and Series B preferred stock and certain other matters and except as may be required by California law. If, however, dividends on the Series A and Series B preferred stock are not paid in full for six dividend periods, whether or not consecutive, the total number of positions on the

Pacific Coast National Bancorp Board of Directors will increase by two and the holders of the Series A and Series B preferred stock, acting as a class with any other parity securities having similar voting rights, will have the right to elect two individuals to serve in the new director positions. This right and the terms of such directors will end when we have paid in full all accrued and unpaid dividends for all past dividend periods. As noted above, on May 14, 2009, we notified the Treasury that we would not be paying dividends on the Series A and Series B preferred stock on the May 15, 2009 scheduled dividend payment date.

Item 1B. Unresolved Staff Comments

None.

Item 2.	Properties

The Bank maintains two locations. Its main branch location, which is also the principal executive office of the Company, is located at 905 Calle Amanecer, Suite 100, San Clemente, California 92673. The Bank occupies 10,130 square feet of the main lobby-accessed ground floor of a 45,000 square foot, freestanding, three-story office building. The Bank also operates a branch office located at the intersection of North El Camino Real and Garden View in Encinitas, California, which is approximately 37 miles south of the main office. The branch office occupies 4,284 square feet in a commercial building in a developed commercial center. The Bank has entered into lease agreements with respect to each of the banking locations. The aggregate commitments under the leases are set forth in the notes to the audited financial statements included in this Form 10-K. At this time, the Bank does not intend to own any of the properties from which it will conduct banking operations. Management believes that these facilities are adequate to meet the present needs of the Company and Bank.

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

A special meeting of the Company’s shareholders was held on January 15, 2009, at which the Company’s shareholders voted on a proposal to amend the Company’s certificate of incorporation to authorize the issuance of up to 1,000,000 shares of preferred stock. Set forth below are the results of the vote on that matter, shown in number of shares and as a percentage of the total shares outstanding, which was approved by the Company’s shareholders:

Votes For: 1,578,270 shares or 62.0%               Votes Against: 64,260 shares or 2.5%

Abstentions: 24,250 or 1.0%                   Broker Non-Votes: 0

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

Prior to the close of trading on May 18, 2009, the Company’s common stock was traded over the counter on the OTC Bulletin Board under the symbol “PCST.OB“. After the close of trading on May 18, 2009, the Company’s common stock was removed from the OTC Bulletin Board because we had not filed our 2008 10-K by that date. The Company’s common stock is currently traded in the pink sheets. While one or more market makers may apply for the reinstatement of the Company’s common stock to the OTC Bulletin Board after the Company has filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, no assurance can be given that such an application will be made or, if made, whether or when the application will be accepted.  Continental Stock Transfer & Trust Company is the Company’s transfer agent and registrar, and is able to respond to inquiries from shareholders on its website: www.continentalstock.com or at its mailing address: 17 Battery Place, 8th Floor, New York, New York, 10004. The following table sets forth the high and low sales prices of the Company’s common stock for the periods indicated below.

Year Ended December 31, 2008:	High	Low
First Quarter	$ 7.25	$ 5.25
Second Quarter	6.75	4.50
Third Quarter	5.00	3.05
Fourth Quarter	7.00	2.85

Year Ended December 31, 2007:	High	Low
First Quarter	$ 12.00	$ 9.60
Second Quarter	11.00	9.85
Third Quarter	10.00	8.75
Fourth Quarter	9.00	6.50

Holders

As of March 31, 2009, there were approximately 531 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid dividends on its common stock. In addition, the Company expects to retain future earnings, if any, for use in the operation and expansion of the Bank’s business and does not anticipate paying any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the board of directors and will, among other factors, depend upon regulatory requirements and restrictions, the Company’s results of operations, its financial condition and capital requirements. Because, as a holding company, the Company conducts no material activities at this time other than holding the common stock of the Bank, its ability to pay dividends depends on the receipt of dividends from the Bank. The board of directors of the Bank intends to retain earnings to build capital and to recover losses incurred in prior periods. Accordingly, the Company does not expect to receive dividends from the Bank in the foreseeable future. In addition, banks and bank holding companies are both subject to certain regulatory restrictions on the payment of cash dividends. In the case of the Company, for example, the existence of any cash at the Company in order to be able to pay dividends to shareholders of the Company is substantially dependent on the earnings of the Bank and the payment of dividends by the Bank to the Company, as the Bank’s sole shareholder. The Bank is currently prohibited by the regulators from paying dividends without regulatory approval until the accumulated deficit has been eliminated. In addition, because the Bank was undercapitalized under regulatory capital guidelines as of March 31, 2009, it is currently prohibited from paying dividends. For additional discussion of legal and regulatory restrictions on the payment of dividends, see “Part I – Item 1. Description of Business – Supervision and Regulation.“

On January 16, 2009, as part of the TARP Capital Purchase Program of the United States Department of the Treasury, the Company sold to the Treasury 4,120 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A preferred stock“), having a liquidation preference amount of $1,000 per share, for a purchase price of $4,120,000 in cash and (ii) issued to the Treasury a warrant (the “Warrant“) to purchase 206.00206 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B preferred stock“), at an exercise price of $0.01 per share. Immediately after the issuance of the Warrant, the Treasury exercised the Warrant in a cashless exercise resulting in the net issuance of 206 shares of the Series B preferred Stock, having a liquidation preference amount of $1,000 per share, to the Treasury. The Series A preferred stock entitles its holder(s) to cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series B preferred stock entitles its holder(s) to cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 9% per annum from the date of issuance.

The securities purchase agreement between us and the Treasury provides that unless the shares of the preferred stock have been transferred or redeemed by us in whole, (i) until the third anniversary of the Treasury’s investment in our preferred stock, any dividends on our common stock are prohibited without the prior approval of the Treasury, (ii) after the third anniversary and prior to the tenth anniversary of the Treasury’s investment, any increase in dividends on our common stock (if we then pay dividends on our common stock) of more than 3% per annum are prohibited without the Treasury’s prior approval and (iii) after the tenth anniversary of the Treasury’s investment, dividends on our common stock are prohibited. In addition, unless the shares of preferred stock have been transferred or redeemed in whole, (i) until the tenth anniversary of the Treasury’s investment, the Treasury’s consent is required for any share repurchases other than repurchases of the preferred stock and repurchases of shares of junior preferred stock or shares of common stock in connection with any benefit plan in the ordinary course of business and consistent with past practice and (ii) after the tenth anniversary of the Treasury’s investment, any such repurchases are prohibited. Furthermore, we may not pay any dividends on our common stock unless we are current in our dividend payments on the preferred stock issued to the Treasury. On May 14, 2009, we notified the Treasury that we would not be paying dividends on the preferred stock issued to the Treasury on the May 15, 2009 scheduled dividend payment date. Accordingly, at this time we are not current in our dividend payments on the preferred stock issued to the Treasury.

Securities Authorized For Issuance Under Equity Compensation Plans

The shareholders of the Company approved the Pacific Coast National Bancorp 2005 Stock Incentive Plan at the 2006 annual meeting.  The following table sets forth information as of December 31, 2008 regarding that plan.

Equity Compensation Plan Information
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	( c)
Equity compensation plans approved by security holders	671,249	$ 9.74	94,201
Equity compensation plans not approved by security holders	-	-	-
Total	671,249	$ 9.74	94,201

Item 6.	Selected Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

Pacific Coast National Bancorp is a bank holding company headquartered in San Clemente, California, offering a broad array of banking services through its wholly-owned subsidiary, Pacific Coast National Bank. In 2005, the Company completed an initial public offering of its common stock, issuing 2,280,000 shares at a price of $10.00 per share. The net proceeds received from the offering were approximately $20.5 million. The Bank opened for business on May 16, 2005.

Our principal markets include the coastal regions of Southern Orange County and Northern San Diego County. As of December 31, 2008, on a consolidated basis, we had total assets of $142.9 million, net loans of $128.3 million, total deposits of $137.2 million and shareholders’ equity of $5.3 million. We currently operate through our main branch office located at 905 Calle Amanecer in San Clemente, California and a branch office at 499 North El Camino Real in Encinitas, California.

Our principal business consists of attracting retail deposits from the general public and investing those funds, along with borrowed funds, in commercial real estate loans, construction and development loans, commercial loans and to a lesser extent, consumer loans, including residential second mortgage loans. The Bank offers a broad array of deposit services including demand deposits, regular savings accounts, money market accounts, certificates of deposit and individual retirement accounts.

We are significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing time deposits, other investments, account maturities, and the overall level of personal income and savings. Lending activities are influenced by the demand for funds, the number and quality of lenders, and regional economic cycles. Sources of funds for lending activities of the Bank include primarily deposits, payments on loans and income provided from operations.

Our results of operations are primarily dependent upon our net interest income, which is the difference between interest income and interest expense. Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on these loans and investments. Interest expense is a function of the amount of deposits and borrowings outstanding during the same period and interest rates paid on these deposits and borrowings. Our results of operations are also affected by our provision for loan losses, service charges and fees, gains from sales of loans, commission income, other income, operating expenses and income taxes.

Recent Events

The global and U.S. economies, and the economy of the local communities in which we operate, experienced a rapid decline in 2008. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing many financial institutions to fail or require government intervention to avoid failure. These conditions were brought about largely by the erosion of U.S. and global credit markets, including a significant and rapid deterioration of the mortgage lending and related real estate markets. This deterioration was extremely dramatic in the fourth quarter of 2008. This deterioration led to a substantial increase in classified assets of the Bank. As a result of the significant increase in the classified assets in the fourth quarter of 2008, an additional provision for loan loss of $6.8 million was recorded compared to $1.1 million recorded in the first three quarters of 2008. This deterioration also led to the regulatory requirements and restrictions placed on us in 2009.  See “Item 1. Business-Regulatory Restrictions.”

Overview of Financial Condition and Results of Operations

We incurred a net loss for 2008 of ($8.8) million or ($3.74) per share, as compared to a net loss of ($4.0) million, or ($1.77) per share, during 2007. The increase in loss per share for the year was primarily attributable to a 574% increase in the provision for loan losses and an increase of 5% in non-interest expenses which is net of a reduction in non-cash expense related to our adoption of FAS 123R to $195 thousand in 2008 compared to $770 thousand for 2007. These increases in expenses were offset by an increase of 54% in net interest income and a 42% increase in non-interest income. The 2008 loss resulted in a return on average assets of (6.6%) and a return on average equity of (75.7%). The 2007 loss resulted in a return on average assets of (5.3%) and a return on average equity of (28.1%).

During 2008, our net interest margin narrowed and the level of our nonperforming loans increased substantially. These trends are primarily attributable to nonperforming residential construction loans, the effect of declining short-term interest rates and the economic slowdown that began during this period. As rates have declined, our yields on adjustable rate loans also declined. This decline was compounded by the adverse effect of a significant increase in the level of non-accrual loans and other nonperforming assets. Reflecting these generally lower market interest rates as well as the changes in our asset mix and a higher level of non-accrual loans, the yield on earning assets for the year ended December 31, 2008 decreased by 99 basis points compared to the year ended December 31, 2007, while funding costs for the year ended December 31, 2008 decreased by 122 basis points compared to the year ended December 31, 2007. Our net interest rate spread increased to 3.39% for the year ended December 31, 2008 as compared to 3.16% for the year ended December 31, 2007. Importantly, during the first half of this year, the Federal Reserve was aggressively lowering short-term interest rates. Due to the aggressive lowering of interest rates by the Federal Reserve Board, we anticipate continued compression of our net interest margin. In addition, to the extent the current economic recession continues or deepens, our nonperforming assets may increase, further negatively impacting our results of operations.

In response to the challenging economic environment and the regulatory requirements and restrictions recently imposed on us (see “Item 1. Business—Regulatory Restrictions“), we plan to take a number of tactical actions aimed at preserving existing capital, reducing our lending exposures and associated capital requirements and increasing liquidity. The tactical actions include, but are not limited to the following: slowing loan originations, growing retail deposits, reducing brokered deposits, seeking commercial loan participation and sales arrangements with other lenders or private equity sources and reducing operating costs. Our goal is to achieve profitability by controlling our growth, stabilizing our losses, managing our problematic assets and reducing overall expenses. We are working on the following four primary objectives as a basis for long-term success of our franchise:

•
Improve Asset Quality. We have taken proactive steps to resolve our non-performing loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with our borrowers when appropriate. We also have established a separate department to monitor and attempt to reduce our exposure to a further deterioration in asset quality. We plan to apply more conservative underwriting practices to our new loans, including, among other things, requiring more detailed credit information in certain circumstances, increasing the amount of required collateral or equity requirements and reducing loan-to-value ratios.

•
Control Asset Growth and Improve Regulatory Capital Ratios. We plan to control our asset growth which should help reduce our risk profile and improve capital ratios through reductions in the amount of outstanding loans and securities through a slowing of loan originations and through normal principal amortization, and a corresponding reduction of liabilities. We may also seek commercial loan participation and sales arrangements with other lenders or private equity sources. As noted under “Regulatory Restrictions,“ we are currently prohibited from increasing our loans above the level as of December 31, 2008 until we have adopted and implemented satisfactory credit and concentration risk management processes

•	Continued Expense Control. We will make it a priority to identify cost savings opportunities throughout all phases of operations.

•
Increase Core Deposits and Other Retail Deposit Products. We will seek to increase core deposits and other retail deposit products. As noted under “Regulatory Restrictions,“ we are currently prohibited from accepting, renewing or rolling over brokered deposits.

We are also evaluating various strategic options, including capital raising alternatives, the sale of our Encinitas branch office and a sale or merger of our company. In this regard, we have been in extensive discussions with several parties regarding the possibility of a substantial equity investment in the Company, which could also entail a rights offering to existing shareholders, or a possible sale of the Company. While we plan to focus on the tactical actions described about and pursue strategic alternatives, as has been widely publicized, access to capital markets is extremely limited in the current economic environment, and we can give no assurances that our efforts will be successful and will result in sufficient capital preservation or infusion. Our ability to decrease our levels of non-performing assets is also vulnerable to market conditions as our construction loan borrowers rely on an active real estate market as a source of repayment, and the sale of loans in this market is difficult. If the real estate market does not improve, our level of non-performing assets may continue to increase.

While we believe that we are taking appropriate steps to respond to these economic risks and regulatory actions, further deterioration in the economic environment or additional regulatory actions could adversely affect our operations.

Critical accounting policies

Our accounting policies are integral to understanding the results reported. In preparing our consolidated financial statements, we are required to make judgments and estimates that may have a significant impact upon our reported financial results. Certain accounting policies require us to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and are considered critical accounting policies. The estimates and assumptions used are based on historical experiences and other factors, which are believed to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods. For example, our determination of the adequacy of our allowance for loan losses is particularly susceptible to management’s judgment and estimates. The following is a brief description of our current accounting policies involving significant management valuation judgments.

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

The adequacy of the allowance is determined using two different methods to determine a range for which the allowance is recorded. The first method is an analysis of the portfolio by segment or loan type, and involves classifying the loans by type and applying historical loss rates using an 8 year rolling average determined from Call Report data for all banks obtained from the Federal Reserve Board website. To this number is added specific reserves for impaired loans as established by management. The second method involves classifying the portfolio by risk weighting and applying a loss factor for each rating, which includes loans classified as substandard, substandard non-accrual, and doubtful. Again, the related reserves for loans classified as impaired are added to arrive at a total allowance, which by Board policy must be at least 90% of the higher calculation under the two methods. In addition, qualitative, or “Q“, factors are used to adjust the general allowance. These Q factors include changes in lending policies and procedures, in national and local economic conditions, in the nature and volume of the loan portfolio, in the tenure of the lending staff, in the non-performing loans, and in the quality of the loan review system. In addition, the existence and effect of concentrations within the portfolio and the effect of external factors are also taken into account

The loan loss allowance is based on the most current review of the loan portfolio at that time. The servicing officer has the primary responsibility for updating significant changes in a customer’s financial position. Each officer prepares status updates on any credit deemed to be experiencing repayment difficulties which, in the officer’s opinion, would place the collection of principal or interest in doubt. The internal loan review department for the Bank is responsible for an ongoing review of its entire loan portfolio with specific goals set for the volume of loans to be reviewed on an annual basis.

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

Deferred Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. A valuation allowance is established to reduce the deferred tax asset to the level at which it is “more likely than not“ that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods.

Ability to Continue as Going Concern

Our independent registered public accounting firm in their audit report for fiscal year 2008 has expressed substantial doubt about our ability to continue as a going concern, noting in their report that we have suffered significant losses from operations since inception, had an accumulated deficit of $20.8 million as of December 31, 2008 and have regulatory capital deficiencies that must be addressed. Continued operations may depend on our ability to comply with the requirements our regulators have imposed on us (discussed below) and the financing or other capital required to do so may not be available or may not be available on acceptable terms. Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The following discussion focuses on our financial condition and results of operations as of and for the years ended December 31, 2008 and 2007, presented on a consolidated basis.

Comparison of Results of Operations for the Years Ended December 31, 2008 and 2007.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income, principally from our loan portfolio, and interest expense, principally on customer deposits. Net interest income is the Bank‘s principal source of earnings. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

Net interest income for 2008 before the provision for loan losses was $5.4 million compared to $3.5 million for 2007. This growth was attributable to the increase in the volume of earning assets and the greater percentage of loans as a part of earning assets in 2008.

During 2008, loans accounted for 93% of average earning assets, with a weighted average yield of 6.88%, compared to 2007 when 81% of the average earning assets were loans, with a weighted average yield of 8.08%. The increase in loans as a percentage of average earning assets occurred as a result of significantly increased loan originations in 2008 and a reduction in fed funds sold in 2008 in order to provide funding for the loan growth. The decrease in the average yield resulted from the overall decrease in market rates resulting from the interest rate cuts made by the Federal Reserve Board. Total loan interest income was $8.2 million, including net loan fees of $450 thousand, for 2008 compared to $4.8 million in total loan interest income, including $24 thousand in loan fees, in 2007. The increase in net loan fees resulted from increased loan brokering activities in 2008 compared to the prior year.

Other earning assets consist of investments, capital stock of the Federal Reserve Bank, time deposits with other financial institutions and overnight fed funds. Also, in 2008 the Federal Reserve Bank began paying nominal interest on reserve balances. Fed funds sold averaged $8.9 million in 2008 with an average yield of 2.11% compared to an average of $10.7 million in 2007 with an average yield of 5.24%.

The decrease in the rate in 2008 compared to 2007 was the result of decreases in rates set by the Federal Reserve Board. Investments, capital stock of the Federal Reserve Bank, and time deposits with other financial institutions averaged $498 thousand with a yield of 5.16% for 2008 compared to 2007 with an average of $3.3 million with a yield of 5.06%. The yield increased in 2008 due to the elimination of lower-yielding investment securities. The average yield on Federal Reserve Bank and Other Securities decreased due to the introduction of interest paid on reserve balances, at a yield of approximately 50 basis points. Total interest earned on other earning assets was $26 thousand in 2008 compared to $38 thousand in 2007 due to lower market interest rates.

Interest-bearing liabilities, consisting of deposits and fed funds purchased averaged $95.9 million with an average rate of 3.15% during 2008, compared with $45.4 million in interest-bearing deposits at a rate of 4.37% for 2007. Total interest expense was $3.0 million in 2008 compared to $2.0 million in 2007. The decrease in the average rate on deposit products was the result of general decrease in market rates and the repricing of $37 million in time deposit maturities during 2008. The increases in deposits during 2008 occurred as a result of our marketing campaigns, the cross-selling of deposit products to our borrowers, direct sales calls and utilization of brokered deposits in order to fund increased loan demand.

As of December 31, 2008, $35.6 million in brokered funds were on deposit with an average rate of 2.87%. Total interest expense for these deposits was $955 thousand in 2008. These deposits are included in Time Deposits of $100,000 and greater for $400 thousand and Other Time certificates of deposits for $35.2 million. As of December 31, 2007, $28.2 million in brokered funds were on deposit with an average rate of 4.94%. Total interest expense for these deposits was $331 thousand in 2007. These deposits are included in Other Time certificate of deposits. Because we were “undercapitalized“ under regulatory capital guidelines as of March 31, 2009, we are currently prohibited from accepting, renewing or rolling over brokered deposits. See “Item 1. Business-Regulatory Restrictions.“

The net interest margin was 4.19% for 2008 compared to 4.81% for 2007. Non-interest bearing demand account balances averaged $23.9 million for 2008, representing 20.0% of total deposits as compared to $16.9 million, representing 27.1% of total deposits for 2007. While the dollar amount of demand deposits has continually increased, the percentage of demand deposits to total deposits has decreased. This is the result of an increase in money market accounts in response to the variable-rate account and the increase in time deposits to maintain liquidity as the loan portfolio has grown.

We earned $5.4 million in net interest income on average interest-earning assets of $128.6 million for 2008 compared to $3.5 million in net interest income on $72.9 million in average earning assets for 2007. Net interest income before provision for loan losses increased by $1.9 million due primarily to the increase in volume of earning assets, and decreased by $264 thousand due primarily to lower interest rates.

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

	2008			2007
	Average Balance	Interest	Average Yield / Cost	Average Balance	Interest	Average Yield / Cost
Assets:	($ in thousands)
Interest-earning Assets:
Net Loans Receivable (1)(2)	$119,215	$8,200	6.88%	$58,873	$4,759	8.08%
Investment Securities	-	-		2,648	128	4.85%
Investment in capital stock of Federal Reserve Bank and Other Investments	498	26	5.16%	656	39	5.95%
Fed funds sold	8,928	188	2.11%	10,725	562	5.24%
Total interest-earning assets	128,641	8,414	6.54%	72,902	5,488	7.53%
Noninterest-earning assets	3,483			3,763
Total Assets	$132,124			$76,665

Liabilities and Stockholders' Equity
Money Market and Savings Deposits	$48,269	$1,165	2.41%	$29,390	1,301	4.43%
Interest-bearing Checking	4,100	53	1.29%	3,161	42	1.33%
Time Deposits of $100,000 or more	4,324	185	4.28%	3,114	163	5.23%
Other Time Deposits	39,155	1,614	4.12%	9,752	478	4.90%
Fed funds purchased	99	2	2.02%	-	-
Total Interest-bearing liabilities	95,947	3,019	3.15%	45,417	1,984	4.37%
Non-interest bearing checking accounts	23,920			16,866
Non-interest bearing liabilities	663			448
Stockholders' Equity	11,594			13,934
Total Liabilities and
Stockholders' Equity	$132,124			$76,665

Net Interest Income		$5,395			$3,504

Net Interest Spread (3)		3.39%			3.16%

Net Interest Margin (4)		4.19%			4.81%

(1)	Loan fees are included in total interest income as follows: 2008 $450 thousand; 2007 $24 thousand.

(2)	Amount includes nonaccrual loans.

(3)	Net interest spread represents the yield earned on average total interest-earning assets less the rate paid on average interest-bearing liabilities.

(4)	Net interest margin is computed by dividing the annualized net interest income by average total interest-earning assets.

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected interest income and interest expense in 2008 compared to 2007. Because of the Bank’s growth in 2008, changes due to volume account for a significant majority of the overall change. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated to the changes due to volume.

Year Ended December 31, 2008 Compared to December 31, 2007
Increase/(Decrease) in Net Interest Income

	Due To
	Rate	Volume	Net
	($ in thousands)
Interest-earning Assets:
Net Loans Receivable	$(709)	$4,150	$3,441
Investment Securities	-	(128)	(128)
Investment in capital stock of Federal Reserve Bank and Other Investments	(5)	$(8)	(13)
Fed Funds	(336)	$(38)	(374)
Total	(1,050)	3,976	2,926
Noninterest-earning assets
Total Assets

Liabilities and Stockholders' Equity
Money Market and Savings Deposits	(592)	$456	(136)
Interest-bearing Checking	(1)	$12	11
Time Deposits of $100,000 or more	(30)	$52	22
Other Deposits	(77)	$1,213	1,136
Fed funds sold	2	$-	2
Total	(698)	1,733	1,035

Net Change in Net Interest Income	$(352))	$2,243	$1,891

Non-accruing loans increase the volume of loans and decrease the rate. Loan fees are included as part of interest earned on loans and therefore increase the rate and have no effect on volume.

Provision for loan losses

The provision for loan losses is the annual cost of providing an allowance or reserve for estimated probable losses on loans. The provision for loan losses was $7.9 million in 2008 and $1.4 million in 2007. The increase in expense in 2008 was directly related to the $37.1 million increase in our loan portfolio and the deterioration of construction, land development, and commercial loans. Due to continued deterioration in loan quality, the Company expects to record a provision for loan losses for the three months ended March 31, 2009 of approximately $900 thousand.

The allowance for loan losses reflects management’s judgment of the level of allowance adequate to absorb estimated credit losses in the Bank’s loan portfolio. The allowance for loan losses is determined based on management‘s assessment of several factors including, among others, the following: review and evaluation of individual loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences and the levels of classified and nonperforming loans. Because the Bank has a limited loss history on which to build assumptions for future loan losses, during these time periods a national bank peer group average was also used to estimate adequate levels of loan loss reserves. There were net charge-offs of loans of $3.2 million during 2008 and no charge offs in 2007.

Additional information regarding the calculation of the loan loss provision for 2008, the factors considered by the Bank’s management in establishing the reserves and the quality of the Bank’s loan portfolio is included in the section of this Report titled "Part I – Item 1. Business – Asset quality."

Noninterest Income

For the year ended December 31, 2008, non-interest income was $878 thousand which included $685 thousand in gains on the sale of the guaranteed portion of SBA loans and loan referral fees of $90 thousand. For the year ended December 31, 2007, non-interest income was $618 thousand which included, in addition to the $392 thousand in gains on the sale of the guaranteed portion of SBA loans, a net loss on the sale of investments of $12 thousand and loan referral fees of $175 thousand. To supplement net interest income and diversify the Bank‘s income stream, in 2007 the Bank established a Real Estate Industries Group to generate non-interest fee income by brokering commercial real estate loans in excess of the Bank’s legal lending limit or that otherwise do not meet the Bank’s lending criteria due to size, location, or other factors. Loan referral fees decreased in 2008 due to reduced referral volume. The remaining non-interest income of $104 thousand in 2008 and $51 thousand in 2007 was primarily related to service charges on deposit accounts, which increased due to the increased volume of deposits.

Noninterest Expense

Total noninterest expense was $7.1 million in 2008 as compared to $6.8 million in 2007. The major components of the 2008 expense as compared to 2007 expense are discussed below.

Salaries and employee benefits, the largest component of noninterest expense, totaled $4.0 million for 2008 and $3.7 million for 2007. Included in salaries and employee benefits for 2009 was $186 thousand representing a portion of the expense for the employee stock options granted from May 16, 2005, through December 31, 2008 as compared to $706 thousand in 2007. SFAS No. 123 (R) requires compensation cost related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Excluding the expense associated with SFAS No. 123 (R), salaries and employee benefits increased by $776 thousand in 2008 compared with 2007. The increase in expense was the direct result of hiring additional personnel to accommodate the growth in our operations during 2008. Employee benefit costs, including employer taxes and group insurance, accounted for approximately 14.4% of the salary and employee benefits expense in 2008 compared to 14.6% in 2007. As of December 31, 2008 and 2007, the Bank had 37 and 43 employees, with a full-time–equivalent of 36 and 40 employees, respectively. The Bank continues to improve its efficiency as measured by the ratio of assets per employee. The volume of assets per employee as of the end of 2008 was $4.0 million compared to $2.6 million at the end of 2007.

Occupancy expense decreased to $954 thousand in 2008 from $995 thousand in 2007. The decrease was primarily attributable to renegotiated contracts for phone and data lines. Depreciation expense of fixed asset and tenant improvements for 2008 was $364 thousand as compared to $359 thousand in 2007.

Professional fees for 2008 were $512 thousand compared to $609 thousand in 2007. For 2008, $141 thousand was paid in legal fees, related primarily to corporate matters including SEC regulations, personnel matters. Internal and external audit fees totaling $179 thousand, $73 thousand was paid to outside consultants for various projects and $73 thousand was paid for compliance related training and support. For 2007, $116 thousand was paid in legal fees, related primarily to corporate matters including SEC regulations, personnel matters and stock option grants. Internal and external audit fees totaling $228 thousand, $217 thousand was paid to outside consultants for various projects and $23 thousand in compliance related training and support. The reduced audit expenses in 2008 are primarily attributable to reduced use of consultants in the credit administration area and in preparation for compliance with Section 404 of Sarbanes-Oxley. The remaining expenses within this category include loan referral fees and third-party reimbursements.

Data processing expenses for 2008 and 2007 totaled $524 thousand and $444 thousand respectively. The increase in expenses in 2008 was primarily attributable to increased costs from the core processor as contractual minimums were exceeded and website support related to cash management products including the introduction of remote deposit capture products. During 2008, network administration was brought in-house resulting in a direct savings of $11 thousand; additional savings are anticipated as contracts are renegotiated or eliminated.

For 2008 and 2007, office expenses totaled $478 thousand and $346 thousand, respectively. The four areas that reflected the largest increases from 2007 to 2008 were auto expense, supplies, correspondent bank charges and armored car expense. Auto expenses increased to $117 thousand from $105 thousand due to an increase in the number of calling officers and the cost of fuel. Office supply expense increased to $90 thousand from $71 thousand due to an increase in the volume of copier paper, loan files, and printer ink cartridges. Correspondent bank charges increased to $36 thousand from $13 thousand due to an increase in the volume of activity and a decrease in the earnings credit, which moves with the overnight fed funds rate or other similar market rate. Armored car expense increased to $101 thousand from $67 thousand due to an increase in the number of customers using the service. Other items in this expense category include insurance, including workers compensation insurance, check printing costs, meetings and travel costs, publications, subscriptions and ATM surcharge refunds

Marketing expenses totaled $363 thousand for 2008 and $272 thousand for 2007. This category includes expenses related to publication of a quarterly newsletter, periodic shareholder mailings, direct mail campaigns to local businesses, and sponsorship of key community events. The year over year increase was primarily due to the sponsorship of specific San Clemente community events, frequent press releases and use of a marketing firm.

Regulatory assessments increased dramatically in 2008 from 2007, to $136 thousand from $43 thousand. This increase was due to the federal deposit insurance premiums payable on increased deposits. Regulatory assessments are expected to continue to increase significantly in 2009, due to higher assessments that will be payable to the OCC and higher deposit insurance premium rates because of the Bank’s undercapitalized status as of March 31, 2009.

Loan-related costs are primarily reserves for undisbursed loan funds, and costs related to services that the Bank requests and pays and the borrower reimburses. The reserves needed for undisbursed loans decreased from 2007 to 2008 as we stopped originating construction loans. This allowed us to reverse $33 thousand in expenses in 2008 compared to an expense of $48 thousand in 2007. The remaining variance between 2007 and 2008 is related to the timing of the Bank expense and borrower reimbursement for loan related services such as appraisals, tax services, inspection fees and UCC filing fees.

Director-related expenses decreased in 2008 as a result of not issuing any stock options to the directors in 2008 and immediately vesting the options that were issued in 2007. Stock option expense for 2008 was $9.0 thousand and for 2007 was $64.4 thousand.

The following table sets forth the breakdown of Other Expenses for periods shown.

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2008	2007

Data Processing	$ 523,842	$ 443,862
Office Expenses	477,573	345,972
Marketing	363,027	272,108
Regulatory Assessments	135,888	43,370
Insurance Costs	88,845	87,167
Loan-related costs	(1,041)	66,005
Recruiting Costs	26,554	87,573
Director-related expenses	9,597	74,293
Other	50,864	46,180
	$ 1,675,149	$ 1,466,530

Income Taxes

Two thousand dollars in state taxes were paid during 2008 and 2007. No federal tax expense or federal or state tax benefit has been recorded for 2008 and 2007 based upon net operating losses. We will begin to recognize an income tax benefit when it becomes more likely than not that such benefit will be realized.

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. A valuation allowance is established to reduce the deferred tax asset to the level at which it is “more likely than not“ that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods.

Comparison of Financial Condition as of December 31, 2008 and 2007

Total assets as of December 31, 2008, were $142.8 million, consisting primarily of cash of $12.8 million and net loans of $128.3 million compared with total assets as of December 31, 2007 of $112.5 million, consisting primarily of cash and fed funds sold of $14.5 and net loans of $96.1 million. Total deposits as of December 31, 2008 were $137.2 million compared with $99.0 million as of December 31, 2007, and shareholder‘s equity as of December 31, 2008 was $5.3 million compared with $12.8 million as of December 31, 2007.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At December 31, 2008, we had no federal funds (“fed funds“) sold, electing to move our excess funds to a non-interest bearing checking account in order to maximize the FDIC insurance on such funds. This decision was also due to the low interest rate that was available for overnight investments. Normally, federal funds sold allow us to meet Bank liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. At December 31, 2007, we had $12.8 million in fed funds sold.

Investment Securities

The investment portfolio serves primarily as a source of interest income and, secondarily, as a source of liquidity and a management tool for the Bank‘s interest rate sensitivity. The investment portfolio is managed according to a written investment policy established by the Bank‘s Board of Directors and implemented by the Investment/Asset-Liability Committee.

During 2007, we made the decision to sell specific investments issued by the Federal National Mortgage Association, or FNMA or Fannie Mae, based on concerns that the underlying mortgages could be impacted by the events in the sub-prime lending arena. These securities had been designated as “held to maturity“. Because the securities were sold prior to maturity, we are required to designate the entire investment portfolio as “available for sale“ for 24 months following the sale. This designation requires that the securities be recorded at market value rather than book value. The increase and decrease in market value each quarter is included in accumulated comprehensive income and is not reflected in operating earnings or losses.

We owned no investment securities as of December 31, 2008 and 2007. During 2007 we sold $7.9 million in investment securities held as available for sale, at a net loss of $12 thousand.

At December 31, 2008, we had Federal Reserve Bank stock carried at a cost of $365 thousand compared to December 31, 2007, at $405 thousand. At December 31, 2008, this stock was not pledged as collateral for any purpose. For additional information regarding our securities portfolio see “Item 1. Business – Investments.“

Loan Portfolio

Our primary source of income is interest on loans. The real estate portion of the loan portfolio is comprised of the following: mortgage loans secured typically by commercial and multi-family residential properties, occupied by the borrower, having terms of three to seven years with both fixed and floating rates; revolving lines of credit granted to consumers, secured by equity in residential properties; and construction loans. Construction loans consist primarily of high-end, single-family residential properties, primarily located in the coastal communities, and commercial properties for owner-occupied, have a term of less than one year and have floating rates and commitment fees. Construction loans are typically made to builders that have an established record of successful project completion and loan repayment. At December 31, 2008, we held $57.6 million in commercial and multi-family real estate loans outstanding, representing 42.9% of gross loans receivable, with $154 thousand in undisbursed commitments. Of this total, $750 thousand were SBA loans with no undisbursed commitments. The remaining real estate portfolio was comprised of $34.5 million in construction loans representing 25.6% of gross loans receivable with undisbursed commitments of $3.8 million, and $5.6 million in revolving lines secured by equity in 1-4 family residences, representing 4.2% of gross loans receivable with undisbursed commitments of $4.8 million.

The commercial loan portfolio is comprised of lines of credit for working capital and term loans to finance equipment and other business assets. The lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually and can be supported by accounts receivable, inventory, equipment and other assets of the client‘s businesses. At December 31, 2008, we held $36.6 million in commercial loans outstanding, representing 27.2% of gross loans receivable, and undisbursed commitments of $22.4 million. Of this total, $6.6 million were SBA loans with no undisbursed commitments.

The consumer loan portfolio consists of personal lines of credit and loans to acquire personal assets such as automobiles and boats. The lines of credit generally have terms of one year and the term loans generally have terms of three to five years. The lines of credit typically have floating rates. At December 31, 2008, consumer loans totaled $231 thousand, representing less than one percent of our gross loans receivable and undisbursed commitments of $126 thousand.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. We have established select concentration percentages within the loan portfolio. It also includes groups of credit considered of either higher risk or worthy of further review as part of its concentration reporting. As of December 31, 2008 real estate loans comprised 72.7% of the total loan portfolio, as compared to 77.2% at December 31, 2007. Although significant, a high percentage of these loans are for commercial purposes with real estate taken as collateral and owner occupied. In addition, all the SBA loans, which are secured by real estate, are to owner-users. Although classified as commercial real estate for reporting purposes, the intended source of the cash flow to repay the obligations is from the commercial enterprise of the borrower and not directly from the sale or lease of the property. The assessment of the borrower‘s repayment ability is therefore based on the financial strength of the business and not the real estate held as collateral.

There are no concentrations in our portfolio which are advanced to major companies within an industry, credits which are advanced to borrowers who handle the same manufacturer‘s product, credits to different individuals where the repayment source is from the same employer, credits secured by real estate within the confines of a small geographic area, i.e. four block area, etc., or credits which are advanced to the farming, dairy, or livestock industries.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in our best interest. We require payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal. For additional information regarding our loan portfolio as of December 31, 2008 and 2007 see “Item 1. Business – Lending services.“

Nonperforming Assets

Nonperforming assets consist of non-performing loans, other real estate owned and other repossessed assets. Non-performing loans consist of loans in one or more of the following categories: loans on nonaccrual status, loans 90 days or more past due and still accruing interest, and loans that have been restructured resulting in a reduction or deferral of interest or principal (referred to as “troubled debt restructurings” or “TDRs”). At December 31, 2008 and December 31, 2007, the Bank had $7.8 million and $2.5 million in non-performing loans, respectively, and no other nonperforming assets.  Subsequent to December 31, 2008, an additional $9.9 million in loans were placed on nonaccrual status.

Management evaluates loan impairment according to the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Under SFAS No. 114, loans are considered impaired when it is probable that we will be unable to collect all amounts due as scheduled according to the contractual terms of the loan agreement, including contractual interest and principal payments.  By definition, impaired loans as of a particular date may include loans that do not fall within any of the “non-performing” categories described above.  As of December 31, 2008, we had $21.0 million of loans classified as impaired, including the $7.8 million of non-performing loans as of that date.

For additional information regarding non-performing assets and impaired loans, see “Item 1. Business-Asset Quality.”

Allowance for Loan Losses

Implicit in our lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with the loan portfolio, additions are made to the allowance for loan losses in the form of direct charges against income to ensure that the allowance is available to absorb possible loan losses. The factors that influence the amount include, among others, the remaining collateral and/or financial condition of the borrowers, historical loan loss, changes in the size and composition of the loan portfolio, and general economic conditions. Management believes that our allowance for loan losses as of December 31, 2008 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date. While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. See “Item 1A. Risk Factors—Risks Relating to the Company and the Bank-If our allowance for loan losses is not sufficient to cover actual loan losses or if we are required to increase our provision for loan losses, our results of operations and financial condition could be materially adversely affected” and “-We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.” In addition, the determination of the amount of the Bank‘s allowance for loan losses is subject to review by bank regulators, as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off. Beginning with the second quarter of 2008, the adequacy of our allowance for loan losses has been determined through a comparison to the Bank‘s peer group as defined by the OCC. We will continue to maintain an equivalent allowance until management has adequate historical data upon which to base a different level. The peer group currently maintains an average allowance for loan losses of approximately 1.25% of the outstanding principal. Our allowance was $6.6 million, or 4.86% of outstanding principal as of December 31, 2008. Management increased the overall allowance from 1.25% to 4.86% as a result of the weakening in the real estate market in Southern California, the deterioration in loan quality and our reserves on impaired loans. During 2008 the Company incurred $3.5 million in charge-offs.

In addition, a separate allowance for credit losses on off-balance sheet credit exposures is maintained for the undisbursed portion of approved loans. Although the loss exposure to the Bank is reduced because the funds have not been released to the borrower, under certain circumstances the Bank may be required to continue to disburse funds on a troubled credit. As of December 31, 2008, this allowance was $39 thousand.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. The Bank‘s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower‘s failure to meet repayment terms, the borrower‘s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan‘s classification as a loss by regulatory examiners, or other reasons.

For additional information regarding the allowance for loan losses, see “Item 1. Business-Asset Quality-Allowance for Loan Losses.”

Nonearning Assets

Premises, leasehold improvements and equipment totaled $550 thousand at December 31, 2008, net of accumulated depreciation of $1.4 million compared to $887 thousand at December 31, 2007, net of accumulated depreciation of $934 thousand. This decrease occurred due to the ongoing depreciation of fixed assets net of new purchases of $83 thousand.

Deposits

Deposits are our primary source of funds. Demand, or non-interest bearing checking, accounts as a percentage of total deposits were 22.4% at December 31, 2008, compared to 17.8% at December 31, 2007. We had $35.6 million of brokered certificates of deposit, equaling 26% of total deposits. At December 31, 2007, we had $28.2 million in brokered deposits, equaling 29% of total deposits. Of this total, $3.5 million consisted of public funds, none of which required collateralization. Because the Bank was “undercapitalized“ under regulatory capital guidelines as of March 31, 2009, we are currently prohibited from accepting, renewing or rolling over brokered deposits. See “Item 1. Business-Regulatory Restrictions.“

Return on Equity and Assets

The following table sets forth certain information regarding the Company‘s return on equity and assets for the years ended December 31:

At December 31, 2008
Return on average assets	-6.63%
Return on average equity	-75.65%
Dividend payout ratio	0%
Average Equity to Average Assets	8.78%

At December 31, 2007
Return on average assets	-5.27%
Return on average equity	-29.01%
Dividend payout ratio	0%
Average Equity to Average Assets	18.18%

Off-Balance Sheet Arrangements and Loan Commitments

In the ordinary course of business, we enter into various off-balance sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. As of December 31, 2008, commitments to extend credit included approximately $265 thousand for letters of credit, $25.5 million for revolving lines of credit arrangements including $4.8 million in real-estate secured lines, and $5.8 million in unused commitments for commercial and real estate secured loans. We face the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made.

Borrowings

The Bank has access to a $5 million in federal funds lines on a secured basis through one correspondent bank. The Bank also has the option of applying for a line of credit through the discount window at the Federal Reserve Bank and from the Federal Home Loan Bank of San Francisco. Given the Bank’s current undercapitalized status, it may not be possible to obtain credit from the Federal Reserve Bank or from the Federal Home Loan Bank of San Francisco. As of December 31, 2008, there were no borrowings outstanding.

Capital Resources and Capital Adequacy Requirements

There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio. The risk-based capital guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two “tiers.“ Tier 1 capital consists of common shareholders’ equity, noncumulative and cumulative perpetual preferred stock, and minority interests. Goodwill, if any, is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of tier 1 capital.

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

    Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company‘s financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). The following table sets forth the Bank’s capital ratios as of December 31, 2008.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount		Amount		Amount
	(Thousands)	Ratio	(Thousands)	Ratio	(Thousands)	Ratio
As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)	$7,045	5.03%	$11,213	8.0%	$14,017	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$5,243	3.74%	$5,607	4.0%	$8,410	6.0%
Tier 1 Capital (to Average Assets)	$5,243	3.59%	$5,839	4.0%	$7,299	5.0%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$13,672	11.55%	$9,470	8.0%	$11,837	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$12,193	10.30%	$4,735	4.0%	$7,102	6.0%
Tier 1 Capital (to Average Assets)	$12,193	12.19%	$4,002	4.0%	$5,002	5.0%

The following table sets forth the Holding Company’s capital ratios as of December 31, 2008.

			For Capital
	Actual		Adequacy Purposes
	Amount		Amount
	(Thousands)	Ratio	(Thousands)	Ratio
As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)	$7,060	5.04%	$11,213	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$5,258	3.75%	$5,607	4.0%
Tier 1 Capital (to Average Assets)	$5,258	3.60%	$5,839	4.0%

			For Capital
	Actual		Adequacy Purposes
	Amount		Amount
	(Thousands)	Ratio	(Thousands)	Ratio
As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$14,230	12.03%	$9,459	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$12,751	10.78%	$4,730	4.0%
Tier 1 Capital (to Average Assets)	$12,751	12.74%	$4,002	4.0%

    As indicated above, the Bank did not meet its minimum capital requirements as of December 31, 2008, and was “significantly undercapitalized“ as of that date under the prompt corrective action framework. As noted elsewhere in this report, as a result of the Company’s downstreaming to the Bank of the proceeds the Company received in January 2009 from its participation in the TARP Capital Purchase Program, the Bank’s status improved to “undercapitalized“ as of March 31, 2009. See “Supervision and Regulation—Regulation and Supervision of Pacific Coast National Bank.“ The Bank is subject to a number of requirements and restrictions on its operations imposed by the OCC. See “Item 1. Business-Regulatory Restrictions.“ The OCC also has proposed that the Bank achieve and maintain regulatory capital ratios in excess of the regulatory minimums. Specifically, the Bank must develop a plan, subject to the OCC’s review and nonobjection, to achieve ratios of Tier 1 capital to adjusted total assets of 9.0% and total risk-based capital to risk-weighted assets of 11.0% by June 30, 2009, and ratios of Tier 1 capital to adjusted total assets of 9.0% and total risk-based capital to risk-weighted assets of 12.0% by September 30, 2009.

Liquidity Management

At December 31, 2008, the Company (excluding the Bank) had approximately $15 thousand in cash. These funds can be used for Company operations, investment and for later infusion into the Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by the Bank. The Bank is currently restricted from paying dividends without regulatory approval that will not be granted until the accumulated deficit has been eliminated. The Bank’s undercapitalized status as of March 31, 2009 also currently prohibits it from paying dividends.

The Bank had cash and cash equivalents of $12.8 million at December 31, 2008. The Bank‘s liquidity is monitored by its staff, the Investment/Asset-Liability Committee and the Board of Directors, who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

The Bank‘s primary sources of funds are currently retail and commercial deposits, loan repayments, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. The Bank maintains investments in liquid assets based upon management‘s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program.

The Bank also has access to a secured borrowing line from a correspondent bank. This is usually restricted to short time periods (30 days or less). The Bank also has the option of applying for a line of credit with the Federal Home Loan Bank (FHLB) or at the discount window of the Federal Reserve Bank.

As of December 31, 2008, the Bank’s gross loan to deposit ratio was 98.3% and brokered deposits represented 25.9% of total deposits. The Bank has relied on brokered deposits as a source of liquidity to fund loan demand. However, the Bank’s undercapitalized status currently prohibits it from acquiring, accepting or rolling over brokered deposits. At December 31, 2008, the Bank had brokered deposit balances totaling $35.6 million Of this amount, $34.8 million mature in 2009 and the remainder mature in 2010. In addition, the OCC has precluded the Bank from increasing its loans above the total loans on its balance sheet as of December 31, 2008 until it has adopted and implemented satisfactory credit and concentration risk management processes. Further, as a result of the asset quality and capital concerns impacting the Company, we have been addressing our liquidity needed to maintain an adequate cash flow position to sustain operations of the Company. As of May 17, 2009, we had approximately $37.0 million of cash and cash equivalents to satisfy pending repayments of brokered deposits and other cash flow obligations. We also had $5 million in borrowing capacity as of that date from our correspondent bank.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157", to partially defer FASB Statement No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statement on a recurring basis. SFAS 157 was effective for us on January 1, 2008, however for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis the effective date is January 1, 2009. The remaining portion of SFAS No 157 adopted on January 1, 2009 did not have a significant effect on our financial position or results of operations. In October 2008, the FASB issued FASB Staff Position (FSP) 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active”. This FSP clarifies the application of SFAS 157 in a market that is not active. The impact of adoption was not material.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that Are Not Orderly”. FSP 157-4 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. FSP 157-4 must be applied prospectively. The Company has elected to adopt FSP 157-4 in the first quarter of 2009. The impact of adoption is not expected to be material.

    In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on our results of operations or financial position unless we engage in a business combination.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Net interest income, the Bank’s expected primary source of earnings, can fluctuate with significant interest rate movements. The Company’s results of operations depend substantially on the Bank’s net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other liabilities. A large change in interest rates may significantly decrease the Bank’s net interest income. Most of the factors that cause changes in market interest rates, including economic conditions, are beyond the Company’s control. While the Bank takes measures to minimize the effect that changes in interest rates has on its net interest income and overall results of operations, these measures may not be effective. To lessen the impact of these fluctuations, the Bank manages the structure of the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equal amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

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

The primary measurement of interest rate risk is earnings at risk, which is determined through computerized simulation modeling. The primary simulation model assumes a static balance sheet, using the balances, rates, maturities and repricing characteristics of all of the Bank’s existing assets and liabilities. Net interest income is computed by the model assuming market rates remaining unchanged and comparing those results to other interest rate scenarios with changes in the magnitude, timing and relationship between various interest rates. At December 31, 2008, an analysis was performed using the Risk Monitor model provided through Fidelity Regulatory Solutions and utilizing the Bank’s quarterly Call Report data. The table below shows the impact of rising and declining interest rate simulations in 100 basis point increments over a 12-month period. Changes in net interest income in the rising and declining rate scenarios are measured against the current net interest income. The changes in equity capital represent the changes in the present value of the balance sheet without regards to business continuity, otherwise known as “liquidation value“. Because the Bank is asset-sensitive, the net interest margin improves as rates rise and declines as rates decline.

	Interest Rate Shock
	(Dollars in thousands)
Rate Shock	-2%	-1%	Annualized	+1%	+2%
"Prime" Rate	1.25%	2.25%	3.25%	4.25%	5.25%

Net Interest Income Change	(280)	(126)	-	(30)	(66)
% Change	-5.4%	-2.4%	-	-0.6%	-1.3%

Market Value of Equity Change	1.0%		-		-2.4%

Net Interest Margin	3.6%	3.7%	3.8%	3.8%	3.8%

The interest rate risk inherent in a bank‘s assets and liabilities may also be determined by analyzing the extent to which such assets and liabilities are “interest rate sensitive“ and by measuring the bank‘s interest rate sensitivity “gap.“ An asset or liability is said to be interest rate sensitive within a defined time period if it matures or reprices within that period. The difference or mismatch between the amount of interest-earning assets maturing or repricing within a defined period and the amount of interest-bearing liabilities maturing or repricing within the same period is defined as the interest rate sensitivity gap. A bank is considered to have a positive gap if the amount of interest-earning assets maturing or repricing within a specified time period exceeds the amount of interest-bearing liabilities maturing or repricing within the same period. If more interest-bearing liabilities than interest-earning assets mature or reprice within a specified period, then the bank is considered to have a negative gap. Accordingly, in a rising interest rate environment, in an institution with a positive gap, the yield on its rate sensitive assets would theoretically rise at a faster pace than the cost of its rate sensitive liabilities, thereby increasing future net interest income. In a falling interest rate environment, a positive gap would indicate that the yield on rate sensitive assets would decline at a faster pace than the cost of rate sensitive liabilities, thereby decreasing net interest income. For a bank with a negative gap, the reverse would be expected. The Bank attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Bank’s overall interest rate risk. The Bank regularly evaluates the balance sheet’s asset mix in terms of several variables: yield, credit quality, appropriate funding sources and liquidity.

The following table sets forth, on a stand-alone basis, the Bank‘s amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008, which are anticipated, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While it is believed that such assumptions are reasonable, there can be no assurance that assumed repricing rates will approximate actual future deposit activity.

The table indicates a negative cumulative interest rate sensitivity gap for the time periods up to and including 1-3 years, and a positive interest rate sensitivity gap for 3 years and greater. For purposes of this report, an estimate of $9 million was used for selling fed funds and non-interest sensitive balances were decreased by the same amount.

	As of December 31, 2008
	Volumes Subject to Repricing Within
	(Dollars in thousands)
	0-1 Day	2-90 Days	91-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
Assets:
Cash, fed funds and other	$ 9,000	$ -	$ -	$ -	$ -	$ 3,835	$ 12,835
Investments and FRB Stock	-	-	-	-	365	-	365
Loans (1)	-	42,030	20,772	11,925	52,003	7,781	134,511
Fixed and other assets	-	-	-	-	-	(4,827)	(4,827)
Total Assets	$ 9,000	$ 42,030	$ 20,772	$ 11,925	$ 52,368	$ 6,789	$ 142,883

Liabilities and Shareholders’ Equity:
Interest-bearing checking, savings and money market accounts	$ 50,041	$ -	$ -	$ -	$ -	$ 30,726	$ 80,767
Certificates of deposit	-	21,524	34,044	841	-	-	56,409
Borrowed funds	-	-	-	-	-	-	-
Other liabilities	-	-	-	-	-	447	447
Shareholders’ equity	-	-	-	-	-	5,258	5,258
Total liabilities and shareholders’ equity	$ 50,041	$ 21,524	$ 34,044	$ 841	$ -	$ 36,433	$ 142,883

Interest rate sensitivity gap	$ (41,041)	$ 20,506	$ (13,273)	$ 11,084	$ 52,368
Cumulative interest rate sensitivity gap	$ (41,041)	$ (20,535)	$ (33,808)	$ (22,724)	$ 29,644
Cumulative gap to total assets	-28.7%	-14.4%	-23.7%	-15.9%	20.7%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	18.0%	71.3%	68.0%	78.7%	127.8%

(1) Excludes deferred fees and allowance for loan losses (2) Includes deferred fees and allowance for loan losses

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

Item 8. Financial Statements and Supplementary Data

    Our consolidated financial statements, including the notes thereto, and the report of independent registered public accounting firm are included in this Report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Pacific Coast National Bancorp
San Clemente, California

We have audited the consolidated balance sheets of Pacific Coast National Bancorp and subsidiary (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacific Coast National Bancorp and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the financial statements, the Company has suffered significant losses from operations since inception, has an accumulated deficit of $21.6 million and has regulatory capital deficiencies that must be addressed.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assessment of the effectiveness of Pacific Coast National Bancorp and subsidiary’s internal control over financial reporting as of December 31, 2008 included in the accompanying “Management’s Report on Internal Control over Financial Reporting” and, accordingly, we do not express an opinion thereon.

McGladrey & Pullen
Irvine, California
May 29, 2009

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

ASSETS

	2008	2007

Cash and due from banks	$12,834,668	$1,688,892
Federal funds sold	-	12,785,000
TOTAL CASH AND CASH EQUIVALENTS	12,834,668	14,473,892
Loans	134,880,289	97,874,131
Less: Allowance for loan losses	(6,550,000)	(1,814,860)
Loans: net of allowance for loan losses	128,330,289	96,059,271
Premises and equipment, net	550,193	887,532
Federal Reserve Bank stock, at cost	365,050	405,150
Accrued interest receivable and other assets	802,831	671,339
	$142,883,031	$112,497,184

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand	$30,726,159	$17,658,241
Interest-bearing demand accounts	4,061,215	3,951,566
Money market	45,571,983	35,961,965
Savings	407,724	248,780
Time certificates of deposit of $100,000 or more	5,596,336	3,177,552
Other time certificates of deposit	50,813,187	37,993,669
TOTAL DEPOSITS	137,176,604	98,991,773
Accrued interest payable and other liabilities	448,116	754,146
TOTAL LIABILITIES	137,624,720	99,745,919
Shareholders' equity
Common stock - $0.01 par value; 10,000,000 shares authorized;
issued and outstanding: 2,544,850 shares at December 31,
2008 and 2,281,700 outstanding at December 31, 2007	25,448	22,817
Additional paid-in capital	26,837,475	25,561,705
Accumulated deficit	(21,604,612)	(12,833,257)
TOTAL SHAREHOLDERS' EQUITY	5,258,311	12,751,265
	$142,883,031	$112,497,184

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2007

	2008		2007
Interest income
Interest and fees on loans		$8,200,120		$4,759,241
Federal funds sold		188,025		561,922
Investment securities, taxable		-		128,488
Other		25,677		38,652
Total interest income		8,413,822		5,488,303
Interest expense
Time certificates of deposit
of $100,000 or more		185,214		163,313
Other deposits		2,831,623		1,821,165
Fed Funds Purchased		2,367		-
Total interest expense		3,019,204		1,984,478
Net interest income before provision for loan losses		5,394,618		3,503,825
Provision for loan losses		7,936,741		1,383,220
Net interest income (loss)
after provision for loan losses		(2,542,123)		2,120,605
Noninterest income
Service charges and fees		193,549		237,431
Gain on Sale of SBA loans		684,575		392,490
(Loss) on sale of investment
securities		-		(12,047)
		878,124		617,874
Noninterest expense
Salaries and employee benefits		3,964,388		3,708,060
Occupancy		954,018		995,087
Data Processing		523,842		443,862
Professional services		512,201		608,871
Other		1,151,307		1,022,668
		7,105,756		6,778,548
(Loss) before income taxes		(8,769,755)		(4,040,069)
Provision for income taxes		1,600		1,600
Net (loss)	$	(8,771,355)	$	(4,041,669)
Per share data
Weighted-average shares outstanding		2,345,118		2,281,686
Net (loss), basic and diluted	$	(3.74)	$	(1.77)

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007

	2008		2007
Cash flows from operating activities:
Net loss	$	(8,771,355)	$	(4,041,669)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization		420,239		423,529
Provision for loan losses		7,936,741		1,383,220
Provision for off balance sheet contingencies		(33,306)		48,203
Origination of loans held for sale		(12,240,891)		-
(Accretion) of investment securities		-		(6,486)
Proceeds from sale of loans		12,925,466		-
Gain on sale of loans		(684,575)		(392,490)
Loss on sale of investment securities		-		12,047
Stock-based compensation		195,420		770,851
Increase in Other Assets		(128,492)		(339,288)
Increase (decrease) in Other Liabilities		(272,722)		381,351
Net cash used in operating activities		(653,475)		(1,760,732)

Cash flows from investing activities:
Proceeds from maturity of time deposits in other financial institutions		-		1,000,000
Proceeds from sale of investment securities		-		7,937,814
Net redemption of Federal Reserve Bank stock		40,100		88,650
Net (increase) in Loans		(40,207,760)		(62,686,236)
Purchases of premises and equipment		(82,900)		(165,956)
Net cash used in investing activities		(40,250,560)		(53,825,728)

Cash flows from financing activities:
Net increase in demand deposits and savings accounts		22,943,528		23,186,574
Net increase in time deposits		15,238,302		35,955,127
Proceeds from sale of stock		1,082,981		-
Proceeds from exercise of warrants		-		2,500
Net cash provided by financing activities		39,264,811		59,144,201
Net (decease) increase in cash and
cash equivalents		(1,639,224)		3,557,741

Cash and cash equivalents at beginning of year		14,473,892		10,916,151
Cash and cash equivalents at end of year		$12,834,668		$14,473,892

Supplemental disclosure of cash flow information:
Interest paid		$3,038,949		$1,916,374
Income taxes paid		$1,600		$1,600

Supplemental schedule of non-cash investing activities:

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2008 and 2007

			Additional
	Shares	Common	Paid-in	Accumulated
	Outstanding	Stock	Capital	Deficit	Total

Balance at December 31, 2006	2,281,500	$22,815	$24,788,356	$ (8,791,588)	$16,019,583
Warrants Exercised	200	2	2,498	-	2,500
Stock-based Compensation	-	-	770,851	-	770,851
Net Loss	-	-	-	(4,041,669)	(4,041,669)
Balance at December 31, 2007	2,281,700	$22,817	$25,561,705	$(12,833,257)	$12,751,265
Proceeds from sale of stock, net	263,150	2,631	1,080,350	-	1,082,981
Stock-based Compensation	-	-	195,420	-	195,420
Net Loss	-	-	-	(8,771,355)	(8,771,355)
Balance at December 31, 2008	2,544,850	$25,448	$26,837,475	$(21,604,612)	$5,258,311

The accompanying notes are an integral part of these financial statements.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Pacific Coast National Bancorp, a bank holding company, is a California corporation that incorporated on July 2, 2003. Pacific Coast National Bank (the “Bank”), chartered as a national bank by the Office of the Comptroller of the Currency, (the OCC) is a wholly-owned subsidiary of Pacific Coast National Bancorp. The Bank has been organized as a single operating segment and maintains two branches in southern Orange and northern San Diego Counties.  The Bank is primarily in the business of taking deposits from and making loans to businesses and individuals throughout Orange and San Diego counties.  The Bank’s primary source of revenue is interest income from loans to customers. The Bank’s customers are predominantly small and middle-market businesses and individuals. The Bank opened for business on May 16, 2005.

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

Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the determination of compensation expense for stock options granted to employees and directors, and valuation allowances associated with deferred tax assets, the recognition of which is based on future taxable income.

Presentation of Cash Flows

For the purposes of reporting cash flows, cash and cash equivalents includes cash, noninterest-earning deposits and federal funds sold.  Generally, federal funds are sold for one day periods. Cash flows from loan originations and principal payments and deposits are reported net.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Cash and Cash Equivalents

The Company maintains amounts due from banks which exceed federally insured limits.  The Company has not experienced nor does it anticipate any losses in such accounts. The Bank is required to maintain a clearing balance of $225 thousand with the Federal Reserve Bank of San Francisco.

Federal Reserve Bank (FRB) Stock

As a national bank, the Bank is a member of the Federal Reserve System.  Members are required to own a certain amount of FRB stock based upon a banks level of capital and surplus.  FRB stock is carried at cost and classified as a restricted security.  At December 31, 2008 and 2007 the Bank owned $365 thousand and $405 thousand in FRB stock, respectively.  The fair value of FRB stock at December 31, 2008 is equal to the carrying amount of $365 thousand, as no ready market exists for this stock and they have no quoted market value.

Loans

Loans are reported at their outstanding unpaid principal balances reduced by the allowance for loan losses and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.  During the year, as opportunities arise, we may periodically sell SBA loans and record gains in accordance with Statement of Financial Accounting Standards (“SFAS 140”).  In connection with such sales we make certain representations and warranties that are common in such sales.  During 2008 and 2007 there have been no claims on such representations and warranties and therefore no liability has been recorded at December 31, 2008 or 2007.  At December 31, 2008 and 2007 there were no significant amounts of loans held for sale.

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

Provision and Allowance for Loan Losses

Implicit in the Company’s lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan.  To reflect the currently perceived risk of loss associated with the loan portfolio, additions are made to the allowance for loan losses in the form of direct charges against income to ensure that the allowance is available to absorb probable loan losses.  The factors that influence the amount include, among others, the remaining

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Provision and Allowance for Loan Losses - continued
collateral and/or financial condition of the borrowers, historical and peer bank loan loss experience, changes in the size and composition of the loan portfolio, and current economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to recognize adjustments to its allowance based on their judgment as to information available to them at the time of their examination.   The amount of the allowance equals the cumulative total of the provisions made to date reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  In addition, a separate allowance for credit losses on off-balance sheet credit exposures is maintained for the undisbursed portion of approved loans. Although the loss exposure to the Company is reduced because the funds have not been released to the borrower, under certain circumstances the Company may be required to continue to disburse funds on a troubled credit.

Accrued Interest and Fees on Loans

Accrued interest income is recognized daily in accordance with the terms of the note based on the unpaid principal balance, using the effective interest method. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans.  The accrual of interest on loans is discontinued when principal or interest is past due 90 days based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectibility.  When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income.  Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible.  Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. As of December 31, 2008 ten loans were designated as nonaccrual loans. As of December 31, 2007 two loans were designated as nonaccrual loans.

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
December 31, 2008 and 2007

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

Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note K.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Loss Per Share

Basic loss per common share is based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period would be included in diluted loss per share; however, the effect of potential shares is antidilutive during all periods presented. As a result, the Company only reports basic loss per share. For the years ended December 31, 2008 and 2007, the conversion of approximately 500 and 278,000, respectively, common shares issuable upon exercise of the employee stock options and common stock warrants have not been included in the 2008 and 2007 loss per share computation because their inclusion would have been antidilutive on loss per share.

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

Under the modified prospective approach, SFAS 123 (R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in 2006 includes compensation cost for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R).  Prior periods were not restated to reflect the impact of adopting the new standard. During 2008 and 2007 the Bank recognized pre-tax stock-based compensation expense of $195,420 and $770,851, respectively, as a result of SFAS No. 123(R).

As of December 31, 2008, there was $26 thousand of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately one year.

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

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Disclosure about Fair Value of Financial Instruments - continued

subsequent to the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying notes.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157”, to partially defer FASB Statement No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value  in the financial statement on a recurring basis. SFAS 157 was effective for us on January 1, 2008, however for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis the effective date is January 1, 2009. The remaining portion of SFAS No 157 adopted on January 1, 2009 did not have a significant effect on our financial position or results of operations. In October 2008, the FASB issued FASB Staff Position (FSP) 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active”.  This FSP clarifies the application of SFAS 157 in a market that is not active.  The impact of adoption was not material.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that Are Not Orderly”.  FSP 157-4 indicates that if an entity determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value.  FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted.  FSP 157-4 must be applied prospectively.  The Company has elected to adopt FSP 157-4 in the first quarter of 2009.  The impact of adoption is not expected to be material.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on our results of operations or financial position unless we engage in a business combination.

Reclassifications

Certain reclassifications have been made in the 2007 consolidated financial statements to conform to the presentation used in 2008.  These classifications are of a normal recurring nature and had no effect on previously reported stockholders’ equity or net loss.

NOTE B – REGULATORY ACTIONS, BUSINESS PLAN AND GOING CONCERN CONSIDERATIONS

In connection with continuing turmoil in the economy, and more specifically, with the California real estate market, we recorded a net loss of $8.8 million for the year ended December 31, 2008.  This loss was primarily the result of considerable increases in the provision for loan losses during the year, which was compounded by a tightening interest margin caused by recent interest rate reductions and increased amounts of non-accrual loans.  The significant net loss caused the Banks ratio of total capital to risk weighted assets to fall below the “adequately capitalized” requirements at December 31, 2008, as further described in Note N – Regulatory Matters.  The culmination of net losses in recent quarters has had a negative impact on our operations, liquidity and capital adequacy and has resulted in actions by our regulators which restrict our operations as noted below.

Regulatory Matters

The Bank was recently examined by the OCC, its primary regulator.  At the conclusion of the exam it was determined that the Bank’s previously filed  December 31, 2008 quarterly Call Report needed to be amended as a result of a necessary increase to the Bank’s provision for loan losses.  This amended filing resulted in the Bank no longer meeting the adequate capital quantitative measures established by regulation.  See Note N.  The Bank’s Total Capital to risk-weighted assets ratio which must be at least 8% for adequately capitalized status, was 5.03% at December 31, 2008, though this ratio improved to 6.84% (unaudited) as of March 31, 2009 as a result of the downstreaming by the Company to the Bank of the proceeds the Company received in January 2009 of a $4.1 million investment from the United States Department of the Treasury pursuant to the Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program.  See Note Q.  As also described in Note Q, subsequent to December 31, 2008, the Bank  was notified by the OCC that it imposed a number of requirements and restrictions on the Bank’s operations, primarily due to the Bank’s reduced capital levels, deteriorating asset quality and net losses.  In addition to the regulatory actions already taken, it is anticipated that the Bank and/or the Company will receive some form of written agreement from their primary regulators should the Bank and the Company not bring their capital ratios up to a level that is adequate.  If such an agreement were entered into, it is expected it would require the Bank to, among other things, maintain certain capital levels, restricting the use of brokered deposits, as well as reduce the number and amount of classified loans.

Business Plan and Going Concern Considerations

In response to the challenging economic environment and increased regulatory supervision, the Company plans to take a number of tactical actions aimed at preserving existing capital, reducing lending exposures and associated capital requirements and increasing liquidity. The tactical actions include, but are not limited to the following: slowing loan originations, growing retail deposits, reducing brokered deposits, seeking commercial loan participation and sales arrangements with other lenders or private equity sources and reducing operating costs.  The plan focuses on four primary objectives: (1) improving asset quality; (2) controlling asset growth and improving regulatory capital ratios; (3) continued expense control; and (4) increase core deposits and other retail deposit products.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE B – REGULATORY ACTIONS, BUSINESS PLAN AND GOING CONCERN CONSIDERATIONS – continued

Business Plan and Going Concern Considerations - continued

The Company is evaluating various strategic options, including capital raising alternatives, the sale of the Bank’s Encinitas branch office and a sale or merger of the Company.  In this regard, the Company has been in extensive discussions with several parties regarding the possibility of a substantial equity investment in the Company, which could also entail a rights offering to existing shareholders, or a possible sale of the Company.  While the Company plans to focus on the tactical actions described above and pursue strategic alternatives, as has been widely publicized, access to capital markets is extremely limited in the current economic environment, and there can be no assurances that the Company’s efforts will be successful and will result in sufficient capital preservation or infusion. The Company’s ability to decrease the levels of non-performing assets is also vulnerable to market conditions as construction loan borrowers rely on an active real estate market as a source of repayment, and the sale of loans in this market is difficult. If the real estate market does not improve, the level of non-performing assets may continue to increase.

Further, as a result of the asset quality and capital concerns impacting the Company, the Company has been addressing the liquidity needed to maintain an adequate cash flow position to sustain the operations of the Company.  As of May 17, 2009, the Company maintained the following sources of liquidity (unaudited) to satisfy pending repayments of brokered deposits and other cash flow obligations:

•	$37.0 million of cash and cash equivalents.
•	$5.0 million of borrowing capacity at its correspondent bank.
•
Additionally, the Company is continuously looking at strategic asset sales that could be facilitated without further impairment of capital, such as sales of certain assets, and potentially the sale of the bank branch in Encinitas.

Due to the conditions and events discussed herein, there is substantial doubt about the Company’s ability to continue as a going concern.  Management has determined that additional sources of liquidity and capital will be required to continue operations through 2009 and beyond.  As noted above, the Company has been in extensive discussions with several parties regarding the possibility of a substantial equity investment in the Company, or a possible sale of the Company.   However, to date, those efforts have not yielded any definitive options.  As a result of the financial condition of the Company, the regulators are continually monitoring the Company’s liquidity and capital.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE B – REGULATORY ACTIONS, BUSINESS PLAN AND GOING CONCERN CONSIDERATIONS – continued

Business Plan and Going Concern Considerations – continued

Based on the regulators' assessment of the Company’s ability to operate, they may take other and further actions, including the issuance of an agreement as described above.  The regulators have various enforcement tools available to them, including the issuance of capital directives, orders to cease engaging in certain business activities and the issuance of other orders or agreements.  If a severe liquidity crises were to occur (the Bank were unable to pay its liabilities when due) or a significant deterioration in the Bank’s or the Company’s capital levels were experienced, the regulators could place the Bank in receivership and upon such event, the FDIC would liquidate the assets of the Bank.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities  in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of any extraordinary regulatory action, which would affect the Company’s ability to continue as a going concern.

NOTE C - INVESTMENT SECURITIES

During the first quarter of 2007, we made the decision to sell specific investments issued by the Federal National Mortgage Association, or FNMA or Fannie Mae, based on concerns that the underlying mortgages could be impacted by the events in the sub-prime lending arena. The investment portfolio was sold in two phases over the first and second quarters of 2007. These securities had been designated as “held to maturity”.  We recorded a gain of $12 thousand on the sale of $3.9 million in securities in the first quarter of 2007. We recorded a loss of $24 thousand on the sale of $4 million in securities in the second quarter of 2007.

NOTE D – LOANS AND SUBSEQUENT EVENT

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

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE D – LOANS  AND SUBSEQUENT EVENT- Continued

The composition of the loan portfolio at December 31 is as follows:

	2008		2007

Real estate
1-4 residential	$5,629,466	4.2%	$2,654,635	2.7%
Multi-Family	2,110,061	1.6%	719,959	0.7%
Non-farm, non-residential	55,507,910	41.3%	40,950,795	41.9%
Construction & Land Development	34,466,448	25.6%	31,163,576	31.9%
Commercial	36,565,534	27.2%	21,827,512	22.4%
Consumer	231,289	0.2%	327,735	0.3%
	134,510,708	100%	97,644,212	100%
Net deferred loan costs, premiums and discounts	369,581		229,919
Allowance for loan losses	(6,550,000)		(1,814,860)
	$128,330,289		$96,059,271

A majority of the Bank’s commercial loan portfolio is with customers located within California throughout its primary market area of Orange and San Diego Counties. The Bank grants commercial loans to borrowers in a number of different industries. The Bank’s real estate and construction loan portfolio, which is 72.6% of the Bank’s total loan portfolio as of December 31, 2008, consists of loans on real estate located throughout Southern California. Changes in economic conditions in Southern California may continue to result in losses that cannot be reasonably predicted at this time.

The Bank has recently experienced significant declines in current valuations of real estate collateral supporting significant portions of its loan portfolio in 2008.  If real estate values continue to decline and as updated appraisals are received, the Bank may have to increase its allowance for loan losses accordingly.

Changes in the allowance for loan losses are summarized as follows:

	2008	2007
	($ in thousands)
Balance at beginning of year	$1,815	$432
Provision charged to expense	7,937	1,383
Loans charged off	(3,470)	-
Recoveries on loans previously charged off	268	-
Balance at end of year	$6,550	$1,815

The Bank had ten loans on which the accrual of interest has been discontinued with an outstanding balance of $7.8 million as of December 31, 2008. The Bank had two loans on which the accrual of interest has been discontinued with an outstanding balance of $2.5 million as of December 31, 2007.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE D – LOANS AND SUBSEQUENT EVENT - Continued

The table below sets forth the amounts and categories of impaired and non-performing loans in the Bank’s loan portfolio.
	2008	2007
	($ in thousands)
Net impaired loans, with a specific allowance for loan losses under SFAS 114	$8,834	$2,467
Impaired loans without specific reserves	12,198	-
Total impaired loans	$21,032	$2,467
Related specific SFAS 114 allowance for loan losses on impaired loans	$2,790	$590
Restructured loans	$882	$-
Total non-accrual loans (1)	$7,816	$2,467
Loans past due 90 days or more and still accruing	$-	$-
Average balance during the year on impaired loans	$21,673	$2,456
Interest income recognized on impaired loans	$681	$177

(1)	During the first quarter of 2009 Management placed an additional $9.9 million in loans on nonaccrual status.

Net impaired loans with an allocated allowance for loan losses represents 42.0% of total impaired loans at December 31, 2008. These loans carry an allocated allowance for loan losses of $2.8 million at December 31, 2008.  The majority of the $21.0 million in impaired loans at December 31, 2008 are real estate secured.

Gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounts to $343 thousand. We received and recorded $153 thousand for such loans for the year ended December 31, 2008.  For the year ended December 31, 2007, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounts to $170 thousand. We received and recorded $126 thousand for such loans for the year ended December 31, 2007.

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

At December 31, 2008 the Company had one loan classified as restructured from its original terms.  This fully disbursed loan was also classified as impaired, with an allowance for loan losses, and treated as a non-accrual loan.

NOTE E - COMPANY PREMISES AND EQUIPMENT, NET

The composition of premises and equipment at December 31 is as follows:

	2008	2007
	($ in thousands)
Bank premises	$404	$398
Furniture, fixtures and equipment	1,500	1,423
	1,904	1,821
Less accumulated depreciation	1,354	934
	$550	$887

NOTE F - DEPOSITS

At December 31, 2008 the scheduled maturities of time deposits are as follows:

	Time Deposits of $100,000 or more	Other Time Deposits	Total Time Deposits
	($ in thousands)
2009	$5,596	$49,972	$55,568
2010	-	752	752
2011	-	89	89
Total	$5,596	$50,813	$56,409

At December 31, 2008, one customer’s balance, which was our largest depositor, totaling $28.3 million, comprised approximately 21% of total deposits. These balances are included in Other Time Deposits and are brokered deposits. In addition, $400,000 in brokered deposits are included in Time Deposits of $100,000 or more. $34.9 million in brokered deposits mature in 2009 and the remaining $718,000 mature in 2010.

NOTE G - OTHER BORROWINGS

The Company may borrow up to $5,000,000 overnight on a secured basis from its correspondent bank.  As of December 31, 2008, no amounts were outstanding under these arrangements. The Bank borrowed against this line frequently between September 24, 2008 and October 31, 2008, with the largest borrowing being $4.2 million for one day.  The line has an annual renewal date and the interest rate is indexed to the overnight fed funds rate at the time of the draw.

During January 2009, one correspondent bank cancelled an unsecured line of credit to the Bank, there had been no borrowings during 2008 under this line. The remaining line now requires collateral in the form of loans or investment securities.

NOTE H - INCOME TAXES

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying consolidated balance sheet at December 31:

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE H - INCOME TAXES - Continued
	2008	2007
Deferred tax assets:
Pre-Opening Expenses	$743,000	$872,000
Net loss carryforward	5,165,000	2,823,000
Allowance for loan losses	2,119,000	658,000
Other	28,000	46,000
Total deferred tax assets	8,055,000	4,399,000
Deferred liabilities:
Tax over book depreciation	(55,000)	(32,000)
Accrual to cash	(131,000)	(16,000)
Total deferred tax liabilities	(186,000)	(48,000)

Net deferred tax assets	7,869,000	4,351,000

Valuation Allowance	(7,869,000)	(4,351,000)

Net deferred taxes	$-	$-

The valuation allowance was established because the Company has not reported earnings sufficient enough to support the recognition of the deferred tax assets.  The Company has net operating loss carryforwards of approximately $12.6 million for federal income and California franchise tax purposes.  Federal net operating loss carry forwards, to the extent not used, will begin to expire in 2025.  California net operating loss carry forwards, to the extent not used, will begin to expire in 2017.

The provision for income tax expense (benefit) differs from the amount of expected tax expense (benefit) to the amount computed by applying the statutory U. S. Federal income tax rate to the (loss) before income taxes due to the following:

	2008	2007
Expected (benefit) expense at statutory rate:
Federal	$(2,981,000)	$(1,374,000)
State	(613,000)	(238,000)
Increase in valuation allowance	3,518,000	1,341,000
Other permanent differences
Stock Options	63,000	240,163
Other	14,600	32,437
Tax expense	$1,600	$1,600

Because the Company is in a net loss position for taxes, the tax provision is comprised of the minimum California Franchise tax.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE H - INCOME TAXES – Continued

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007, with no effect on the Company’s consolidated financial statements.  FIN No. 48 applies to all open tax years, 2004 through 2007.  Based on the Company’s review of tax positions taken, there are no material uncertain positions.

Interest and penalties, if any, related to uncertain tax positions are recorded in other non-interest expense.  Accrued interest and penalties, if any, are included in other liabilities in the consolidated balance sheet.  No interest and penalties related to uncertain tax positions have been accrued.

NOTE I - STOCK OPTIONS

The Company’s 2005 Stock Plan was approved by its shareholders in April 2006. Under the terms of the 2005 Stock Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also an officer or employee, may only be granted nonqualified stock options.  The Plan provides for options to purchase 478,800 shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant. Stock options expire no later than ten years from the date of the grant and generally vest over three years.  The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan.  The Company recognized stock-based compensation cost of $195,420 in 2008 and $770,851 in 2007. No tax benefit related to stock-based compensation will be recognized until such time as the Company begins recognizing its available deferred tax assets.

A summary of the status of the Bank’s stock option plan as of December 31, 2008 and changes during the year ending thereon is presented below:

As of December 31, 2008
Prices of outstanding options	$6.00 - $13.50
Weighted average remaining contractual life of vested and expected to vest options	6.67 years
Aggregate intrinsic value of options, vested and expected to vest	none
Options vested and expected to vest	366,523
Weighted average exercise price of vested and expected to vest options	$ 10.29
Weighted average exercise price of options exercisable	$ 10.25
Aggregate intrinsic value of options exercisable	none
Weighted average remaining contractual life of options exercisable	6.49 years
Options exercisable remaining, end of period	346,110

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE I - STOCK OPTIONS - continued

The fair value of each option was estimated using the Black-Scholes option pricing model with the following assumptions presented below:
	2008	2007

Dividend Yield	0.00%	0.00%
Expected volatility	17.7% - 19.5%	17.3% - 17.6%
Risk Free Rate	2.99% - 3.48%	3.78% - 4.66%
Expected Forfieture Rate - Employees	35%	10% - 51%
Expected Forfieture Rate - Directors and Executive Officers	5%	5% - 8%
Expected life of options (in years)	6.5 Years	6.5 Years
Weighted-Average Grant Date Fair Value	$ 1.61	$ 3.46

Since the Bank has a limited amount of historical stock activity the expected volatility is based on the historical volatility of a specific bank that has similar demographics and a longer trading history.  The expected term represents the estimated average period of time that the options remain outstanding.  Since the Bank does not have sufficient historical data on the exercise of stock options, the expected term is based on the “simplified” method that measures the expected term as the average of the vesting period and the contractual term.  The risk free rate of return reflects the grant date interest rate offered for zero coupon U.S. Treasury bonds over the expected term of the options.  The following table shows activity involving stock options during 2008 and 2007:

	2008		2007
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	400,346	$10.32	384,965	$10.34
Granted	7,350	$6.03	55,548	$10.09
Exercised	-	$-	-	$-
Forfeited	(23,097)	$9.85	(40,167)	$10.13
Outstanding at end of year	384,599	$10.27	400,346	$10.32

Options exercisable at year-end	346,110	$10.25	249,778	$10.20

Weighted-average fair value of
options granted during the year	$1.61		$3.46

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE J – RELATED PARTY TRANSACTIONS

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

	2008	2007
Beginning Balance	$2,423,127	$1,948,392
Additions	1,272,787	1,981,649
Reclassifications	-	(1,500,000)
Payments	(1,572,109)	(6,914)
Ending Balance	$2,123,805	$2,423,127

Weighted Average Interest Rate	6.6%	7.3%

Also in the course of ordinary business, certain officers, directors, shareholders, and employees of the Company have deposits with the Company. In the Company’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time of comparable transactions with other persons. The balance of directors and executive officer deposits at December 31, 2008 and 2007, was approximately $2.0 million and $625 thousand respectively.

NOTE K – COMMITMENTS AND CONTINGENCIES

Financial Instruments with off-balance sheet risk
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those commitments.  Commitments to extend credit (such as the unfunded portion on lines of credit and commitments to fund new loans) as of December 31, 2008 amounts to approximately $31.3 million of which approximately $265 thousand is related to irrevocable letters of credit.  The Company uses the same credit policies in these commitments as is done for all of its lending activities.  As such, the credit risk involved in these transactions is essentially the same as that involved in extending loan facilities to customers.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Because many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.  The Company evaluates each client's credit worthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Company is based on management's credit evaluation of the customer.  The majority of the Company's commitments to extend credit and standby letters of credit is secured by real estate.  The liability for off balance sheet risk as of December 31, 2008 was $39,000.

Lease Commitments
The Company entered into a ten-year lease for its main office in San Clemente, California and a five-year lease for a banking office in Encinitas, California. The leases began on June 1, 2005 and August 1, 2004, respectively and have renewal options for two five-year periods and three three-year periods respectively. In August of 2006,

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE K – COMMITMENTS AND CONTINGENCIES – continued

Lease Commitments – continued

the Company entered into a lease for additional space in the San Clemente office building, under the same terms , conditions and expiration date as the original lease . The leases call for fixed annual increases and the Company is responsible for its pro rata share of common area expenses and property taxes. Rent expense amounted to approximately $442 thousand and $491 thousand for the periods ending December 31, 2008 and 2007. Such “stepped” rent expense is recorded on the straight-line basis over the expected life of the lease.

The approximate future minimum payments for these leases are as follows:

2009	$ 366,200
2010	265,100
2011	271,300
2012	277,600
2013	284,000
Thereafter	412,400
$ 1,876,600

NOTE L - WARRANTS

In connection with the Company’s initial stock offering, the Company’s organizers were awarded 234,000 warrants. This included 64,000 warrants awarded to the Company’s outside Directors in recognition of the expertise imparted, time expended and the substantial financial risks undertaken by the Directors. Compensation expense of $494,520 was recognized for the warrants issued to organizers who were not also directors of the Company. These warrants may be exercised any time before their expiration date of May 16, 2015.  The exercise price for these warrants is $10.00 per share. As of December 31, 2008 and 2007, 234,000 warrants were outstanding.

In addition to the organizer/director warrants, each of the Company’s initial shareholders received warrants in recognition of the additional financial risk of investing in Pacific Coast National Bancorp from inception. Each initial shareholder received warrants to purchase one share of common stock for every five shares that he or she purchased in the initial public offering. The exercise price for these warrants was $12.50 per share. A total of 456,001 warrants were issued in May 2005, 454,301 of which were outstanding at December 31, 2007.  These warrants expired on May 16, 2008.

Organizer and initial shareholder warrants to purchase fractional shares were not issued. Instead, rounding down to the next whole number was used in calculating the number of warrants issued to any shareholder. Holders of warrants will be able to profit from any rise in the market price of the Company’s common stock over the

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE L – WARRANTS - continued

exercise price of the warrants because they will be able to purchase shares of our common stock at a price that is less than the then current market value. If the Bank’s capital falls below the minimum level required by the OCC, management may be directed to require the holders to exercise or forfeit their warrants.

In connection with a private placement during the third and fourth quarters of 2008, the Company sold an aggregate of 25 units, for an aggregate purchase price of $1,250,000 ($50,00,000 per unit), consisting of an aggregate of 263,150 shares of the Company’s common stock (10,526 shares per unit) and warrants, exercisable for three-years, to purchase an aggregate of 52,650 shares of the Company’s common stock (2,106 shares per unit) at an exercise price of $4.75 per share.   As of December 31, 2008, all 52,650 of such warrants were outstanding.

NOTE M - FAIR VALUES OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), “Fair Value Measurements.”  The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.  SFAS 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  Fair value is defined under SFAS 157 as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal market for the asset or liability in an orderly transaction between market participants on the measurement date.  In support of this principal, SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1:   Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:   Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:   Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset and liability.

For the year ended December 31, 2008, the application of valuation techniques applied to similar assets and liabilities has been consistent.

The Company did not have any assets or liabilities at December 31, 2008 that are measured and recorded at fair value on a recurring basis.

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when their is evidence of impairment).  The flowing table presents such assets at December 31, 2008.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE M - FAIR VALUES OF FINANCIAL INSTRUMENTS - Continued

Fair Value Measurements Using
		Quoted Prices	Significant Other	Significant Other
		in Active Markets	Observable	Unobservalbe
		with Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired Loans with
Specific Reserves	$ 7,333,000	$ -	$ -	$ 7,333,000

Impaired loans.  The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated cost to sell of approximately $1.3 million.  The carrying amount of these 10 loans net of specific reserves is approximately $6.0 million (See Note D).  The fair value of collateral is determined based on third-party appraisals.  In some cases, adjustments are made to the appraised values due to various factors, including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments are based on unobservable inputs, such as when a current appraised value is not available or management determines the fair value of the collateral is further impaired below appraised value and there is no observable market price, the resulting fair value measurement has been categorized as a Level 3 measurement.

In accordance with FASB Statement No. 107, “Disclosures About Fair Value of Financial Instruments”, a summary of the estimated fair value of the Bank’s financial instruments as of December 31, 2008 and 2007 is presented below. The estimated fair value amounts have been determined by management using available market information and appropriate valuation methodologies.

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets

The carrying amounts of cash, short term investments, due from balances and accrued interest are considered to approximate fair value.  Short term investments include federal funds sold, and interest bearing deposits with other banks.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE M - FAIR VALUES OF FINANCIAL INSTRUMENTS - Continued

For variable rate loans that reprice frequently and that have experienced no significant change in credit risk, fair values are based on carrying values.  Fair values for all other loans are estimated based on discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality and additionally, the Company considers its credit worthiness in determining the fair value.  Prepayments prior to the repricing date are not expected to be significant.  Loans not held for sale are expected to be held to maturity and any unrealized gains or losses are not expected to be realized.

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

The estimated fair value of financial instruments is summarized as follows:

The fair value
estimates
	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$12,834,668	$12,834,668	$14,473,892	$14,473,892
Loans receivable, net	128,330,289	126,439,557	96,059,271	97,855,604
Federal Reserve Bank stock	365,050	365,050	405,150	405,150
Accrued interest receivable	497,243	497,243	396,961	396,961

Financial Liabilities:
Time deposits	$56,409,523	$56,878,030	$41,171,221	$41,709,626
Other deposits	80,767,081	80,767,081	57,820,552	57,820,552
Accrued interest payable	448,116	448,116	754,146	754,146

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2008 and 2007.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current fair value estimates may differ significantly from amounts presented herein.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE M - FAIR VALUES OF FINANCIAL INSTRUMENTS - Continued

Interest Rate Risk

The Company assumes interest rate risk (the risk to the Company’s earnings and capital from changes in interest rate levels) as a result of its normal operations.  As a result, the fair values of the Company’s financial instruments as well as its future net interest income, will change when interest rate levels change and that change may be either favorable or unfavorable to the Company.

Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value and net interest income resulting from hypothetical changes in interest rates.  If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits.  As of December 31, 2008, the Company’s interest rate risk profile was within all Board-prescribed limits.

NOTE N - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As indicated in the table below, the Bank did not meet its minimum capital requirements as of December 31, 2008, and is now subject to certain regulatory requirements and restrictions on its operations.  See Note Q.    The Bank’s capital ratios for December 31, 2008, indicated that the Bank was significantly under-capitalized. The Office of the Comptroller of the Currency (“OCC”) subsequently issued a series of letters requiring the Bank to bring risk-based capital levels to 12% and Tier I capital to 9% in the near term.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE N - REGULATORY MATTERS - Continued

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount		Amount		Amount
	(Thousands)	Ratio	(Thousands)	Ratio	(Thousands)	Ratio
As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)	$7,045	5.03%	$11,213	8.0%	$14,017	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$5,243	3.74%	$5,607	4.0%	$8,410	6.0%
Tier 1 Capital (to Average Assets)	$5,243	3.59%	$5,839	4.0%	$7,299	5.0%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$13,672	11.55%	$9,470	8.0%	$11,837	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$12,193	10.30%	$4,735	4.0%	$7,102	6.0%
Tier 1 Capital (to Average Assets)	$12,193	12.19%	$4,002	4.0%	$5,002	5.0%

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

The Bank is restricted as to the amount of dividends, which can be paid.  Dividends declared by national banks that exceed net income (as defined by OCC regulations) for the current year plus retained net income for the preceding two years must be approved by the OCC.  Also, the Bank may not pay dividends that would result in capital levels being reduced below the minimum requirements shown above.  In addition, because it was not adequately capitalized as of December 31, 2008, the Bank is subject to certain requirements and restrictions as described in Note Q.

With certain exceptions, the Company may not pay a dividend to its shareholders unless its retained earnings equal at least the amount of the proposed dividend.

NOTE O - PACIFIC COAST NATIONAL BANCORP

Pacific Coast National Bancorp (the Bancorp) has no significant business activity other than its investment in Pacific Coast National Bank.  Accordingly, no separate financial information on the Bancorp is provided.

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE P – OTHER EXPENSES

A summary of other expenses for the years ended December 31 is as follows:

	2008	2007

Office Expenses	$477,573	$345,972
Marketing	363,027	272,108
Regulatory Assessments	135,888	43,370
Insurance Costs	88,845	87,167
Recruiting Costs	26,554	87,573
Director-related expenses	9,597	74,293
Other	49,823	112,185
	$1,151,307	$1,022,668

NOTE Q – SUBSEQUENT EVENTS

Regulatory Restrictions

Subsequent to December 31, 2008, the Bank was notified by the OCC that it has imposed a number of requirements and restrictions on the Bank’s operations, primarily due to the Bank’s reduced capital levels, deteriorating asset quality and net losses.  These requirements and restrictions: (i) require the Bank to notify the OCC in advance prior to adding or replacing a director or senior executive officer; (ii) generally prohibit the Bank or the Company from making severance or indemnification payments without complying with certain restrictions, including obtaining prior regulatory approval for such payments; (iii) prohibit the Bank from increasing its loans above the amount it had on its balance sheet as of December 31, 2008 until it has adopted and implemented satisfactory credit and concentration risk management processes; (iv) prohibit the Bank from accepting, renewing or rolling over brokered deposits and restrict the effective yield it can offer on deposits; (v) require the Bank to submit a capital restoration plan to the OCC; (vi) prohibit the Bank from allowing its average total assets during any calendar quarter to exceed its average total assets during the preceding calendar quarter unless (A) the OCC has accepted the Bank’s capital restoration plan, (B) the increase in the Bank’s assets is consistent with the plan, and (C) the Bank’s ratio of tangible equity to assets increases during the calendar quarter at a rate sufficient to enable the Bank to become adequately capitalized within a reasonable time; (vii) prohibit the Bank from acquiring or establishing a financial subsidiary and preclude the Bank from expedited treatment on certain regulatory applications and require it to file regulatory applications in advance for certain activities instead of after-the-fact notices; and (viii) will increase the Bank’s semi-annual assessment payable to the OCC.  The Bank may also be subject to higher deposit insurance premiums.  The OCC also has proposed that the Bank achieve and maintain regulatory capital ratios in excess of the regulatory minimums.  Specifically, the Bank must develop a plan, subject to the OCC’s review and non-objection, to achieve ratios of Tier 1 capital to adjusted total assets of 9.0% and total risk-based capital to risk-weighted assets of 11.0% by June 30, 2009, and ratios of Tier 1 capital to adjusted total assets of 9.0% and total risk-based capital to risk-weighted assets of

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE Q – SUBSEQUENT EVENTS - continued

Regulatory Restrictions- continued

12.0% by September 30, 2009.  In addition, the Company was notified by the Federal Reserve Bank of San Francisco that the Company may not declare or pay any dividends or make any extraordinary payments to any entity or related party without prior approval of the Federal Reserve Bank of San Francisco. It is possible that additional regulatory requirements and restrictions will be imposed on the Bank and/or the Company.

Amendment to Articles of Incorporation

On January 15, 2009 the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to authorize the issuance of up to 1,000,000 shares of preferred stock.  The preferred stock was authorized to allow the Company to participate in the TARP Capital Purchase Program as described below.

TARP Capital Purchase Program

On January 16, 2009, as part of the TARP Capital Purchase Program of the United States Department of the Treasury, the Company sold to the Treasury 4,120 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A preferred stock”), having a liquidation preference amount of $1,000 per share, for a purchase price of $4,120,000 in cash and (ii) issued to the Treasury a warrant (the “Warrant”) to purchase 206.00206 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B preferred stock”), at an exercise price of $0.01 per share.  Immediately after the issuance of the Warrant, the Treasury exercised the Warrant in a cashless exercise resulting in the net issuance of 206 shares of the Series B preferred Stock, having a liquidation preference amount of $1,000 per share, to the Treasury.  The Series A preferred stock entitles its holder(s) to cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Series B preferred stock entitles its holder(s) to cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 9% per annum from the date of issuance.

Subject to the prior approval of the Federal Reserve Board, the Series A and Series B preferred stock are redeemable at the option of the Company in whole or in part at a redemption price of 100% of the liquidation preference amount plus any accrued and unpaid dividends, provided that such stock may be redeemed prior to the first dividend payment date falling after the third anniversary of the issue date (i.e., prior to February 15, 2012) only if (i) the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings (as defined below) of at least $1,030,000 (in the case of the Series A preferred stock) and $51,500 (in the case of the Series B preferred stock) and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings.  None of the shares of Series A preferred stock may be redeemed until all of the shares of Series B preferred stock have been redeemed.  A “Qualified Equity Offering” is defined as the sale for cash by the Company of common stock or preferred stock that qualifies as Tier 1 capital under applicable regulatory capital guidelines.  In addition, the enactment of the American Recovery and Reinvestment Act of 2009 permits a participant in the TARP Capital Purchase Program to repay the Treasury without the need to raise new capital, subject to the Treasury’s consultation with the participant’s appropriate regulatory agency.

    On May 15, 2009, the Company notified the Treasury that the Company would not be paying dividends on the Series A and Series B preferred stock on the May 15, 2009 scheduled dividend payment date.  As a result, the Company is not current in its dividend payments on the Series A and Series B preferred stock.  The terms of

PACIFIC COAST NATIONAL BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE Q – SUBSEQUENT EVENTS – continued

TARP Capital Purchase Program- continued

the Series A and Series B preferred stock provide that if dividends on the Series A and Series B preferred stock are not paid in full for six dividend periods, whether or not consecutive, the total number of positions on the Company’s board of directors will increase by two and the holders of the Series A and Series B preferred stock, acting as a class with any other parity securities having similar voting rights, will have the right to elect two individuals to serve in the new director positions.  This right and the terms of such directors will end when the Company has paid in full all accrued and unpaid dividends on the Series A and Series B preferred stock for all past dividend periods.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The information required by this item was previously reported by the Company in its Current Report on Form 8-K filed on April 19, 2007.

ITEM 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, the Company‘s management, with the participation of the Company‘s principal executive and financial officer, evaluated the effectiveness of the Company‘s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act“). Based on this evaluation, for the reasons discussed below under “Management’s Report on Internal Control Over Financial Reporting,“ the Company‘s principal executive and financial officer concluded that as of December 31, 2008, the Company‘s disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The annual report of management on the effectiveness of internal control over financial reporting is set forth below under "Management's Report on Internal Control Over Financial Reporting."

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Management, with the participation of the principal executive and financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management, with the participation of the principal executive and financial officer, believes that, as of December 31, 2008, our internal control over financial reporting is not effective based on those criteria.

In connection with a recent examination conducted by the OCC, the Bank’s primary regulator, it was determined at the conclusion of the examination,that the Bank’s previously filed December 31, 2008 quarterly Call Report needed to be amended as a result of a necessary increase to the Bank’s provision for loan losses.

McGladrey and Pullen, LLP, the Company‘s independent registered public accounting firm, advised the Board of Directors, the Audit Committee and Management of a significant internal control deficiency that they consider to be a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company‘s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified:

The Company made a significant adjustment to the allowance for loan loss that was material to the consolidated financial statements for the year ended December 31, 2008. This adjustment was a result of inadequate internal control policies as it relates to the determination of the allowance for loan losses. The methodology and systems in place for the establishment of both general and specific reserves on loans needs revision in order to adequately estimate the expected losses in the Company’s loan portfolio. Specifically, under the current economic conditions, a shorter time period should be used in developing the Company’s  general reserve in accordance with Statement of Financial Accounting Standards No. 5. Further, the system for the identification and evaluation of impaired loans and resulting implications to revenue recognition needs revision to be compliant with generally accepted accounting principles.

Plan of Remediation of Material Weaknesses

Management recognizes the material weakness identified under “Management’s Report On Internal Control Over Financial Reporting“ above and has determined that preliminary actions are necessary to address the aforementioned material weakness including having:

•	Our accounting department and senior management work closely together in order to determine the levels of allowance for our classified assets in our portfolio.

•
We also will begin the process of designing and implementing and continuing to enhance controls to aid in the remediation of the material weakness to ensure correct preparation, review, presentation and disclosure of the Company’s consolidated financial statements. Management will continue to monitor, evaluate and test the operating effectiveness of these controls.

This 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Bank to provide only management’s report in this 10-K.

ITEM 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors of the Registrant

The executive officers of the Company are identified below.

Michael S. Hahn, age 50, is a Director and the President and Chief Executive Officer of Pacific Coast National Bancorp and Pacific Coast National Bank. He served as Chief Operating Officer of the Bank prior to his becoming Chief Executive Officer upon the retirement of Colin M. Forkner in May 2008. Mr. Hahn is a San Diego County native and has more than twenty-six years of community banking experience in the Bank’s service areas. Mr. Hahn began his banking career with California First Bank which became Union Bank of California, where he served for nineteen years in various management and officer capacities, including Coastal Business Banking Center Manager, where he managed the bank’s business banking in South Orange County and North San Diego County which supported the commercial lending for twenty-one branch offices. While at Union Bank of California, Mr. Hahn also served for eighteen months as Chairman of Vice Chairman, Richard Hardtack’s advisory board. Mr. Hahn’s banking career with Union Bank of California was briefly interrupted from 1998 to 2000 when he left to join Temecula Valley Bank, N.A. as Senior Vice President and Manager to assist them in opening their second de novo office in Fallbrook, California. Following his time with Temecula Valley Bank, N.A., he rejoined Union Bank of California to re-open and expand their business banking office in Oceanside, California where he served until October 31, 2003 when he left the bank to organize Pacific Coast National Bank. Mr. Hahn holds a Bachelor of Science degree in Business and Management from the University of Redlands and Associates in Arts degree in Real Estate from Palomar Community College. Mr. Hahn is also a graduate of the prestigious leadership program, LEAD San Diego. He has also been actively involved in numerous leadership positions with local non-profit organizations, including the San Clemente Sunrise Rotary, the San Clemente Chamber of Commerce, Fallbrook Village, Encinitas/La Costa and Shadowridge/Vista Rotary Clubs, the Downtown Encinitas Mainstreet Association, the Vista Economic Development Association and various local chapters of the Boys and Girls Club. Mr. Hahn was honored to be named Rotarian Businessman of the year for 2007 for Rotary District 5320.

Nancy M. DeCou, age 51, was appointed as the Bank’s Executive Vice President and Chief Credit Officer effective May 5, 2009. Prior to joining the Bank, Ms. DeCou served as Senior Vice President and Senior Loan Officer of East West Bank’s Desert Community Bank division since 1993. Prior to that, Ms. DeCou held a variety of positions with other financial institutions. Ms. DeCou has more than 33 years of experience in banking. Ms. DeCou is a graduate of the Pacific Coast Banking School Masters Level program for bank executives, the University of Oklahoma National Banking School and the American Bankers Association Lending School. Ms. DeCou also attended the University of San Diego and Grossmont College, San Diego.

David L. Adams, age 55, currently serves as the Bank’s Executive Vice President, Chief Lending Officer and manager of the Real Estate Industries Group. As previously reported, on May 8, 2009, Mr. Adams notified the Bank of his resignation, to take effect June 5, 2009. Mr. Adams will continue to serve as Executive Vice President and Chief Lending Officer until that date. Mr. Adams joined the Bank in April 2008 Prior to joining the Bank, he served as Executive Vice President at Vineyard Bank in Irvine, California. Prior to that, his career included positions with Hawthorne Savings Bank, Downey Savings & Loan and California First Bank. Throughout his career his emphasis has been in real estate lending and development. Mr. Adams has over 37 years of experience with financial institutions. Mr. Adams obtained his Bachelor of Arts degree in economic and business administration from Point Loma Nazarene University in San Diego, California.

The directors of the Company and the Bank other than Messrs. Forkner and Hahn are identified below.

Thomas J. Applegate, age 56, is a Director of Pacific Coast National Bancorp and Pacific Coast National Bank. He is a partner with the public accounting firm of CEA, LLP, and has been actively engaged in the public accounting industry for the past 29 years. He has been licensed as a certified public accountant by the State of California since May 1981. A California native, Mr. Applegate is a graduate of San Diego State University. He has served on the faculty of Palomar College and National University and currently serves as an advisory director of the boards of two large private companies. Mr. Applegate is active member of the Chamber of Commerce, Rotary International, California Society of Certified Public Accountants, the American Institute of Certified Public Accountants, North County Estate Planning Group of San Diego and a founding member of ENDOW CARLSBAD, a community foundation.

Michael V. Cummings, age 67, is a Director of Pacific Coast National Bancorp and Pacific Coast National Bank. After serving over 35 years in the banking arena he retired in 2000. He has been engaged in providing bank consulting services since that time. Prior to that, he served in various executive management positions with Manufacturers Bank, Southern California Bank, Bank of California and Security Pacific National Bank. Mr. Cummings earned his Associates of Arts degree from El Camino College in 1963 and furthered his studies at California State University at Fullerton, majoring in Business Administration. Mr. Cummings has lived or worked in our primary service area for more than twenty years.

Fred A. deBoom, age 73, is a Director of Pacific Coast National Bancorp and Pacific Coast National Bank. He has been a director of Acacia Research (NASDAQ) and Combimatrix (NASDAQ) for 10 years and has served as a managing partner in Sonfad Associates, a merger and acquisition consulting firm for the past eight years. Before joining Sonfad Associates, he served for five years as the vice president and manager of Tokei Bank’s Pasadena office and in a similar capacity for Union Bank during the nine-year period preceding his time with Tokei Bank. For the seventeen years prior to that, he was a vice president and manager for First Interstate Bank. Mr. deBoom received a Bachelor of Arts degree from Michigan State University and a Master of Business Administration degree in finance from the University of Southern California. Mr. deBoom has been a San Clemente resident since 1995.

Colin M. Forkner, age 65, is a Director and retired as Chief Executive Officer of Pacific Coast National Bancorp and Pacific Coast National Bank in May 2008. Before joining us, Mr. Forkner had retired as President and Chief Executive Officer of California First National Bank, an Irvine, California-based bank that he founded in 1999. Before his retirement from California First National Bank, Mr. Forkner had been actively engaged in banking for over forty years, during which time he held numerous senior executive management positions with Security Pacific Corporation, The Bank of California, Mitsubishi Bank of California, Northern Trust Bank of California and California First National Bank. He began his banking career in 1965 with

Security Pacific Corporation where he served in numerous management capacities, including Executive Vice President. He left Security Pacific Corporation in 1986 to become Executive Vice President and Director of Strategic Planning, Marketing & Acquisitions for the Bank of California. Next he was appointed Chief Executive Officer of the affiliated institution, Mitsubishi Bank of California where he remained until heading its merger in 1989 with The Bank of California. Mr. Forkner then remained with The Bank of California in several executive officer capacities, including Executive Vice President and Chief Credit Officer, and Chairman and Chief Executive Officer of the non-traditional investments affiliate. Mr. Forkner left The Bank of California in 1991 to join Community Bank, where he served as Executive Vice President and Chief Administrative Officer, before joining Northern Trust Bank of California as Managing Director, where he served for four years. He left Northern Trust Bank in 1997 to found California First National Bank and serve as its President and Chief Executive Officer. Mr. Forkner is a director and active alumnus of The Peter F. Drucker Graduate School of Management, Claremont Graduate University. He also completed the Graduate School of Financial Management, Stanford University Graduate School after earning a degree in Economic Theory from Claremont Men’s College.

David Johnson, age 62, is a Director of Pacific Coast National Bank and a Director and Chairman of the Audit Committee of Pacific Coast National Bancorp. He currently serves as Vice President-Finance and a major stockholder of Affinity Medical Technologies, LLC, an Irvine-based manufacturer of medical supplies. Prior to being a founder of Affinity Medical Technologies, he served for six years as a senior executive officer of First Plus Bank in Tustin, California, first as a Director and thereafter as Chief Financial Officer and President. Mr. Johnson is a former certified public accountant and partner with the accounting firm of McGladrey & Pullen, LLP. During his eighteen years with the firm, he had extensive experience auditing banks and financial institutions. Mr. Johnson is a graduate of the University of Minnesota, where he earned a Bachelor of Arts in Accounting and currently is a resident of Irvine, California.

Dennis C. Lindeman, age 61, is Chairman of the Board of Pacific Coast National Bancorp and Pacific Coast National Bank. He is a Certified Financial Planner and has spent the last twenty years providing comprehensive business and financial planning services to closely-held business owners, executives and their families throughout Southern California. Mr. Lindeman is a veteran of the United States Marine Corps, where he served for twenty years, primarily in operational planning and command capacities, before retiring as a Lieutenant Colonel. Mr. Lindeman has been actively involved in leadership capacities with numerous community organizations. Mr. Lindeman received a Bachelor of Arts degree in Economics from Luther College. He is also a graduate of the United States International University, where he received a Master of Business Administration degree in Finance. He has lived in Fallbrook for the past twenty-five years.

James M. Morrison, age 39, is a Director of Pacific Coast National Bancorp and Pacific Coast National Bank. He is the President of James M. Morrison Insurance Services, Inc., a position he has held since founding that company in 2002. Mr. Morrison has been in the insurance brokerage business since 1989. Mr. Morrison has been actively involved in leadership positions with a number of professional and community organizations. Mr. Morrison is a graduate of the University of San Diego, where he earned a Bachelor of Business Administration degree.

Denis H. Morgan, age 56, is a Director of Pacific Coast National Bancorp and Pacific Coast National Bank. He is a registered civil engineer and a licensed general contractor in the states of California, Florida and Nevada. He served as the President and Chief Executive Officer of Pacific 17 until the business was acquired by Alcoa in November 2001. He has been active in investing in real estate opportunities since 1989 and is currently investing in and developing multi-family units in California, Arizona and New York. Mr. Morgan has also been actively involved in numerous community organizations. His volunteer activities include service as Finance Chairperson for the United Negro College Fund (San Diego), as corporate sponsor to the Urban League, Neighborhood House, National Association for the Advancement of Colored People (NAACP) and several other organizations that provide educational, housing, and financial support to the community. Mr. Morgan is a graduate of the University of Guyana, where he earned an HTD in Civil Engineering and a Bachelor of Engineering degree in Highway Engineering. He also earned a Master of Science degree in Structural Engineering from the City University of London.

Charles T. Owen, age 68, is a Director of Pacific Coast National Bancorp and Pacific Coast National Bank. He is the President and Chief Executive Officer of the Carlsbad (California) Chamber of Commerce, a position he has held since 2004. From 1987 to 1990 and from 1992 to 2004, he served as President and Publisher of The San Diego Business Journal, and from 1990 to 1992 he served as President of TCS Publishing, a subsidiary of TCS Enterprises. After retiring from the U.S. Marine Corps as a Captain in 1981, Mr. Owen served as Division Director and Vice President of the Greater San Diego Chamber of Commerce. Mr. Owen has extensive experience as a bank director and has served on numerous civic boards and committees. Mr. Owen is a graduate of Vincennes University, Vincennes, Indiana, where he earned an Associate of Science degree, Chapman University, Orange California, where he earned a Bachelor of Arts degree, and National University, San Diego, California, where he earned a Master of Business Administration degree.

John Vuona, age 51, is a Director of Pacific Coast National Bancorp and Pacific Coast National Bank. He is a partner in the accounting firm of Bentson & Vuona, LLP, which he founded in 1995. Prior to forming the firm, he served as a senior manager with McGladrey & Pullen, LLP and as a partner in the firm of Gillespie, Lefevie, Lokietz & Vuona. Over his career, Mr. Vuona has worked extensively with closely-held companies in the areas of financial, manufacturing, distribution, service and construction industries. He is a certified public accountant and a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. Vuona is a graduate of Babson College, where he earned a Bachelor of Science degree in Accounting. He also completed a Master of Science degree in Taxation at the University of Southern California. Mr. Vuona currently resides in Rancho Santa Margarita, California.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which, together with the policies referred to therein, is applicable to all of our directors, officers and employees and complies with Item 406 of Regulation S-K of the Securities Exchange Act of 1934 (the “Exchange Act“). The Code of Business Conduct and Ethics covers all areas of professional conduct, including conflicts of interest, disclosure obligations, insider trading and confidential information, as well as compliance with all laws, rules and regulations applicable to our business. We encourage all employees, officers and directors to promptly report any violations of any of our policies. Copies of our Code of Business Conduct and Ethics may be obtained by any person, without charge, upon written request to Pacific Coast National Bancorp, Attn: Corporate Secretary, 905 Calle Amanecer, Suite 100, San Clemente, California 92673.

Audit Committee Membership

The members of the Audit Committee are Dennis Lindeman, Thomas Applegate and David Johnson (Chairman). Our board of directors has determined that each member of the Audit Committee satisfies the independence requirements of the Securities and Exchange Commission and the listing standards of the NASDAQ Stock Market. Our Board has also determined that Mr. Johnson qualifies as an “audit committee financial expert“ under Item 407(d)(5) of Regulation S-K under the Exchange Act and has the requisite accounting or related financial expertise required under the listing standards of the NASDAQ Stock Market.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

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

Compensation Restrictions under TARP Capital Purchase Program and American Recovery and Reinvestment Act of 2009

TARP Capital Purchase Program. In January 2009, we participated in the TARP Capital Purchase Program of the United States. Department of the Treasury (the “Treasury“), pursuant to which the Treasury invested $4.12 million in our preferred stock. As a participant in the TARP Capital Purchase Program, we are subject to the following restrictions and requirements with respect to compensation paid to our “senior executive officers,“ which includes each of Mr. Hahn, Ms. Stalk and Mr. Adams:

•
A prohibition from making “golden parachute payments“ over the limits in Section 280G of the Internal Revenue Code to our senior executive officers triggered by an involuntary termination of employment (but not based solely on a change in control).

•
Make any bonus or incentive compensation payment to a senior executive officer that is based on financial statements or financial performance subject to repayment (often referred to as a “clawback“) if such financial statements or performance figures later prove to be materially inaccurate.

•
Review within 90 days of the TARP Capital Purchase Program closing and annually thereafter our senior executive bonus and incentive compensation programs to determine if they encourage our senior executive officers to take unnecessary and excessive risks that threaten the value of our company.

•	Limit our tax deduction for compensation earned annually by each of the senior executive officers to $500,000.

As part of the analysis and decision-making process relating to our participation in the TARP Capital Purchase Program, the Compensation Committee and the Board of Directors were apprised of these restrictions and requirements on executive compensation. Our participation in the TARP Capital Purchase Program was a catalyst for several actions by the Compensation Committee and our senior executive officers:

•
Each senior executive officer entered into a compensation modification agreement and executed a waiver consenting to the restrictions and limitations required by the TARP Capital Purchase Program rules.

•	The Committee conducted a review of our senior executive incentive programs from a risk perspective and concluded that they do not encourage unnecessary or excessive risk.

American Recovery and Reinvestment Act of 2009. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA“). The ARRA amends, among other things, the TARP Capital Purchase Program legislation by directing the Treasury to issue regulations implementing strict limitations on compensation paid or accrued by financial institutions, like us, participating in the TARP Capital Purchase Program. These limitations are to include:

•
A prohibition on paying or accruing bonus, incentive or retention compensation for at least the five most highly compensated employees, other than certain awards of long-term restricted stock or bonuses payable under existing employment agreements;

•
A prohibition on making any payments to the five highest paid executive officers and the next five most highly compensated employees for departure from our company other than compensation earned for services rendered or accrued benefits;

•
Subjecting bonus, incentive and retention payments made to the five highest paid executive officers and the next 20 most highly compensated employees to repayment (clawback) if based on statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate;

•	A prohibition on any compensation plan that would encourage manipulation of reported earnings;

•
Establishment by the Board of Directors of a company-wide policy regarding excessive or luxury expenditures including office and facility renovations, aviation or other transportation services and other activities or events that are not reasonable expenditures for staff development, reasonable performance incentives or similar measures in the ordinary course of business;

•
Submitting a “say-on-pay“ proposal to a non-binding vote of stockholders, whereby stockholders vote to approve the compensation of executives as disclosed pursuant to the executive compensation disclosures included in our annual meeting proxy statement; and

•
A review by the Treasury of any bonus, retention awards or other compensation paid to the five highest paid executive officers and the next 20 most highly compensated employees prior to February 17, 2009 to determine if such payments were excessive and negotiate for the reimbursement of such excess payments.

As noted, the ARRA directs the Treasury to issue regulations implementing the foregoing. There are numerous questions regarding the scope of the limitations and the requirements of the ARRA. None of the regulations mandated by the law have been issued to date. Pending the issuance of regulations, the Board, Compensation Committee and management are reviewing the requirements of the ARRA, its impact on compensation on a current and going forward basis, and the effect of the law’s requirements on our competitive position. Actions required by the ARRA and consideration of competitive factors may include changes to the form and amount of compensation paid to our executive officers, including adjustments to base salaries, the reduction or elimination of bonus compensation, issuance of long-term restricted stock awards and modifications to existing agreements. Because of this uncertainty regarding the impact of the ARRA, except as expressly mentioned otherwise, the following discussion does not address the effect, if any, compliance with the ARRA may have on our executive compensation program and references to the TARP Capital Purchase Program refer to its requirements as applicable prior to the ARRA. All of the TARP-related restrictions on our executive compensation program will remain in place so long as the Treasury holds the securities we issued under the TARP Capital Purchase Program.

Annual Compensation

The annual compensation of the executive officers of Pacific Coast National Bank consists of a base salary and an auto allowance or the use of a company-owned auto. In the future, annual performance bonuses may be paid; however, as is typically the case with de novo or “start-up“ banks, they are prohibited under an agreement with our primary banking regulators until such time as the bank is profitable. In addition, as noted above, so long as the Treasury holds the securities we issued under the TARP Capital Purchase Program, we will be subject to the TARP-related restrictions on executive compensation.

Stock Incentive Plan

The board of directors and shareholders have approved the Pacific Coast National Bancorp 2005 Stock Incentive Plan. Stock options are currently the primary source of long-term incentive compensation for the executive officers and directors of Pacific Coast National Bancorp and Pacific Coast National Bank. Each of the employees, executive officers, members of senior management and directors of Pacific Coast National Bancorp and Pacific Coast National Bank is eligible to participate in the 2005 Stock Incentive Plan. Pursuant to their respective employment agreements, we issued to Colin M. Forkner, Michael S. Hahn, and former Chief Financial Officer Terry A. Stalk options to purchase 91,200, 91,200, 12,500 and 57,000 stock options, respectively. In 2006, the Compensation Committee made a discretionary award to each of the three executive officers of an additional 4,416 stock options based on the successful completion of the first year of operations at the bank. In 2007, the Compensation Committee made a discretionary award to Colin M. Forkner and Michael S. Hahn each of 4,926 stock options, and to Terry A. Stalk of 14,926 stock options, based on the successful completion of the second year of operations at the Bank. There were no stock options awards given in 2008.

Employment Agreements and Change in Control Severance Agreement

Set forth below is a description of our employment agreement with Mr. Hahn, our change in control severance agreement with Mr. Adams and the employment contracts we had in place with Mr. Forkner prior to his retirement and with Ms. Stalk prior to her resignation. We are currently generally prohibited under FDIC regulations from providing severance benefits to executive officers without prior regulatory approval.

Mr. Hahn

We entered into a new employment agreement with Michael S. Hahn in connection with his becoming President and Chief Executive Officer of Pacific Coast National Bancorp and Pacific Coast National Bank, which superseded his prior employment agreement regarding his employment as President and Chief Operating Officer of Pacific Coast National Bancorp and Pacific Coast National Bank. The term of the new agreement is for five (5) years ending on May 15, 2013 and will automatically renew for successive one year terms following the end of the initial five year term unless either party provides notice that it will not seek to renew the agreement.

Under the terms of the prior agreement, Mr. Hahn initially received a minimum base salary of $135,000 per year. Following the first year of the prior agreement, the annual base salary was reviewed by the board of directors and increased to $141,750. Following the second year of the agreement, the annual base salary was reviewed by the board of directors and increased to $160,000. The new employment agreement increased Mr. Hahn’s minimum annual base salary to $190,000 and entitles him to an annual incentive bonus opportunity of up to 15% of annual base salary. Mr. Hahn is eligible to participate in any benefit programs applicable to executive officers of Pacific Coast National Bancorp and Pacific Coast National Bank, receives life and long-term disability benefits, membership at a club deemed beneficial to the Bank’s presence in the local community and an automobile allowance or use of a company-leased vehicle.

As under the prior employment agreement, the new employment agreement provides that if Mr. Hahn’s employment is terminated by Pacific Coast National Bancorp and Pacific Coast National Bank without cause, he will be entitled to a lump sum severance payment equal to his then-current annual base salary. The new employment agreement increased the lump sum payment Mr. Hahn would receive in the event of a change in control from 199% of his base amount (as defined in Section 280G of the Internal Revenue Code) to 299% of his base amount.

Mr. Hahn’s prior employment agreement provided for the issuance of options to purchase 91,200 shares of common stock at an exercise price of $10.00 per share, exercisable within 10 years from the date of grant. 30,000 of the options are being treated as incentive stock options, and 61,200 are being treated as non-statutory stock options, all of which vest ratably over a period of three years beginning on the date of grant.

In reviewing the 2008 compensation of Mr. Hahn, the Compensation Committee and board of directors undertook the same evaluation set forth above with respect to executive officers. The Compensation Committee believes that Mr. Hahn’s total compensation for 2008 was reasonable and competitive based on the overall performance of Pacific Coast.

 Mr. Forkner

We were party to an employment agreement with Colin M. Forkner regarding his employment as Chief Executive Officer of the Bank. This agreement expired upon Mr. Forkner’s retirement as Chief Executive Officer in May 2008. Under the terms of the agreement, Mr. Forkner initially received an annual base salary of $160,000 per year. Following the first year of the agreement, the annual base salary was reviewed by the board of directors and increased to $170,000. Following the second year of the agreement, the annual base salary was reviewed by the board of directors and increased to $180,000. Mr. Forkner was eligible to participate in any incentive compensation plan and all other benefit programs adopted by the Bank and also received additional life insurance plus other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and an automobile allowance.

Mr. Forkner’s employment agreement also provided for the issuance of options to purchase 91,200 shares of common stock at an exercise price of $10.00 per share, exercisable within 10 years from the date of grant. 30,000 of the options are being treated as incentive stock options, and 61,200 are being treated as non-statutory stock options, all of which vest ratably over a period of three years beginning on the date of grant. In addition, Mr. Forkner’s employment agreement provided that if his employment were terminated by the Bank without cause, he would have been entitled to a lump sum severance payment equal to his then-current annual base salary. The employment agreement also provided that in the event of a change in control, he would have received a lump sum payment equal to 199% of his base amount (as defined in Section 280G of the Internal Revenue Code).

In reviewing the 2008 compensation of Mr. Forkner, the Compensation Committee and board of directors undertook the same evaluation set forth above with respect to executive officers. The Compensation Committee believes that Mr. Forkner’s total compensation for 2008 was reasonable and competitive based on the overall performance of Pacific Coast.

 Ms. Stalk

We were a party to an employment agreement with Terry A. Stalk regarding her employment as Chief Financial Officer of the Bank, prior to her resignation on April 24, 2009.

Under the terms of the agreement, Ms. Stalk initially received an annual base salary of $125,000. Following the first year of the agreement, the annual base salary was reviewed by the board of directors and increased to $131,250. Following the second year of the agreement, the annual base salary was reviewed by the board of directors and increased to $150,000. Following the third year of the agreement, the annual base salary was reviewed by the board of directors and increased to $165,000, effective June 1, 2008. Ms. Stalk was eligible to participate in any incentive compensation plan and all other benefit programs adopted by the Bank plus other customary benefits such as health, dental and life insurance, membership fees to banking and professional organizations and an automobile allowance.

Ms. Stalk’s employment agreement also provided for the issuance of options to purchase 57,000 shares of common stock at an exercise price of $10.00 per share, exercisable within 10 years from the date of grant, subject to continued service. In addition, Ms. Stalk’s employment agreement provided that if her employment were terminated by the Bank without cause, she would have be entitled to a lump sum severance payment equal to her then-current annual base salary. The employment agreement also provided that in the event of a change in control, she would have received a lump sum payment equal to 299% of her base amount (as defined in

Section 280G of the Internal Revenue Code). This payment amount was increased from 199% of Ms. Stalk’s base amount as a result of an amendment to her employment agreement entered into in December 2008. As a result of her resignation, no severance payment has been or will be paid to Ms. Stalk under her employment agreement.

In reviewing the 2008 compensation of Ms. Stalk, the Compensation Committee and board of directors undertook the same evaluation set forth above with respect to executive officers. The Compensation Committee believes that Ms. Stalk’s total compensation for 2008 was reasonable and competitive based on the overall performance of Pacific Coast.

Mr. Adams

We have entered into a change in control agreement with David L. Adams, which provides that in the event of a change in control while he is employed by the Bank, he will receive a lump sum payment equal to 299% of his base amount (as defined in Section 280G of the Internal Revenue Code). This payment amount was increased from 199% of Mr. Adams’ base amount as a result of an amendment to his change in control agreement entered into in December 2008. As previously reported, on May 8, 2009, Mr. Adams notified the Bank of his resignation, to take effect June 5, 2009. Mr. Adams will continue to serve as Executive Vice President and Chief Lending Officer until that date.

In reviewing the 2008 compensation of Mr. Adams, the Compensation Committee and board of directors undertook the same evaluation set forth above with respect to executive officers. The Compensation Committee believed that Mr. Adams’ total compensation for 2008 was reasonable and competitive based on the overall performance of Pacific Coast National Bancorp.

Executive Compensation Deductibility

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation in excess of $1,000,000 paid to a company’s chief executive officer or any of the three other most highly compensated officers. Section 162(m) specifically exempts certain performance-based compensation from the deduction limit. The board of directors and Compensation Committee generally intends to limit non-performance based compensation and grant awards under the 2005 Stock Incentive Plan, consistent with terms of Section 162(m) so that the awards will not be subject to the $1,000,000 deductibility limit. In addition, as a result of our participation in the TARP Capital Purchase Program, we agreed to be subject to amendments to Section 162(m) which limit the deductibility of all compensation, including performance based compensation, to $500,000 per executive with respect to any taxable year during which the Treasury retains its TARP Capital Purchase Program investment in our company.

Executive Compensation Tables

Summary Compensation Table

The following table sets forth for each of our named executive officers for the years ended December 31, 2008 and 2007: (i) the dollar value of base salary and bonus earned; (ii) for options granted to each named executive officer, the dollar amount recognized by the Company for such options in accordance with FAS 123 (R); (iii) the dollar value of earnings for services pursuant to awards granted under non-equity incentive plans; (iv) the change in pension value and non-qualified deferred compensation earnings; (v) all other compensation; and, finally, (vi) the dollar value of total compensation.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation		Total ($)
		($)	($)	($)	($)	($)	($)	($)

Colin M. Forkner	2008	76,154	-	-	55,637	-	-	20,000	(3)	151,791
Former Chief Executive	2007	175,769	-	-	206,301	-	-	32,954		415,025
Officer (2)

Michael S. Hahn	2008	178,000	-	-	58,079	-	-	26,201	(4)	262,280
President	2007	152,279	-	-	198,767	-	-	24,484		375,530
Chief Executive
Officer (2)

Terry A. Stalk	2008	158,077	-	-	53,428	-	-	37,815	(5)	249,319
Former Chief Financial	2007	142,067	-	-	146,879	-	-	38,900		327,846
Officer (7)

David S. Adams	2008	133,692	-	-	4,257	95,030	-	16,959	(6)	249,938
Executive Vice	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A		N/A
President
Chief Lending Officer (8)

(1)
Reflects the dollar amounts recognized for financial statement reporting purposes for the years ended December 31, 2008 and 2007 in accordance with SFAS No. 123(R), of stock options awarded to the named executive officers. The assumptions used in the calculation of these amounts are included in Note I of the Notes to Consolidated Financial Statements contained in Item  8 of this report.

(2)	Effective May 16, 2008, Mr. Forkner retired as our Chief Executive Officer and Mr. Hahn, who was serving as our President & Chief Operating Officer, became our President & Chief Executive Officer.
(3)	Includes an auto allowance of $750 per month, gasoline, auto insurance, and toll road charges reimbursements through May 2008, and annual life insurance premiums.
(4)	Includes use of a company-owned car, auto maintenance, gasoline, auto insurance, and toll road charges reimbursements, and annual life insurance premiums.
(5)
Includes an auto allowance of $500 per month or use of a company-owned car, gasoline, auto insurance, and toll road charges reimbursements, annual life insurance premiums, and the cost of lodging several nights per week because Mrs. Stalk lives out of the area.

(6)	Includes an auto allowance of $500 per month, auto maintenance, gasoline, auto insurance, and toll road charges reimbursements.
(7)	Ms. Stalk resigned effective April 24, 2009.
(8)
Mr. Adams became Chief Lending Officer in April 2008 and has submitted his resignation, to take effect June 5, 2009.  No compensation information is provided for 2007 because Mr. Adams was not an executive officer during that year.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information on outstanding option awards held by the named executive officers at December 31, 2008, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option as of December 31, 2008.

Outstanding Equity Awards at December 31, 2008 Year-End Table

(Executive Officers)

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards:	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable	Number of Securities Underlying Unexercised Unearned

Colin M. Forkner	91,200		-	$10.00	5/14/2015
	4,416		-	$13.25	5/14/2016
	4,926		-	$10.50	5/13/2017

Terry A. Stalk	57,000		-	$10.00	5/14/2015
	4,416		-	$13.25	5/14/2016
	9,951		-	$10.50	5/13/2017
		4,975	-	$10.50	5/13/2017

Michael S. Hahn	91,200		-	$10.00	5/14/2015
	4,416		-	$13.25	5/14/2016
	3,284		-	$10.50	5/13/2017
		1,642	-	$10.50	5/13/2017

David Adams	333		-	$10.50	4/30/2017
		167	-	$10.50	4/30/2017
	1,667		-	$6.00	4/17/2018
		3,333	-	$6.00	4/17/2018

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

DIRECTOR COMPENSATION

Meetings of our board of directors are held regularly each month. We do not -currently make cash payments to directors for any service provided as a director. Under the 2005 Stock Incentive Plan, directors may be compensated for their service to the Company with non-statutory stock options. We do not intend to begin compensating our directors with cash payments for their service until Pacific Coast National Bancorp and Pacific Coast National Bank become profitable. The table below sets for the compensation for 2008 for our outside directors during 2008. Inside directors (currently Mr. Forkner and Hahn) are not compensated for their service as directors. For information regarding the compensation paid to the inside directors, see “Executive Compensation Tables-Summary Compensation Table.“

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($) (1)	($)	($)	($)	($)
Thomas J. Applegate	-	-	2,052	-	-	-	2,052
Michael V. Cummings (2)	-	-	1,094	-	-	17,497	18,591
David E. Davies (3)	-	-	-	-	-	-	-
Fred A. deBoom	-	-	912	-	-	-	912
Colin M. Forkner (4)	-	-	-	-	-	-	-
David Johnson	-	-	1,094	-	-	-	1,094
Dennis C. Lindeman	-	-	1,185	-	-	-	1,185
Dennis H. Morgan	-	-	1,094	-	-	-	1,094
James M. Morrison	-	-	-	-	-	-	-
Charles T. Owens	-	-	-	-	-	-	-
John Vuona	-	-	912	-	-	-	912
(1)
Reflects the dollar amounts recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with SFAS No. 123(R), of stock options awarded to the outside directors. The assumptions used in the calculation of these amounts are included in Note I of the Notes to Consolidated Financial Statements contained in Item  8 of this report.  As of December 31, 2008, total shares underlying stock options held by the outside directors were as follows: Mr. Applegate - 3,611 shares; Mr. Cummings - 2,666 shares; Mr. deBoom - 2,222 shares; Mr. Forkner - 100,542 shares; Mr. Johnson - 2,666 shares; Mr. Lindeman - 2,888 shares; Mr. Morgan - 2,666 shares; Mr. Vuona - 2,222 shares.

(2)
Mr. Cummings provided consulting services to the Bank in regards to specific credit matters during the fourth quarter of 2008. These services included an analysis of the credit process, the Bank's credit reporting, and the analysis of the adequacy of the aloowance for loan losses. During this time he relinquished his position as chairman of the Directors' Credit Committee to the Vice Chairman to avoid any conflicts of interest.

(3)	Mr. Davies ceased to be a director upon the expiration of his term at our annual meeting of stockholders held on September 9, 2008.
(4)
Effective May 16, 2008, Mr. Forkner retired as our Chief Executive Officer. Compensation received by Mr. Forkner is reported on the Executive Compensation table. He received no additional compensation in his role as an outside director since his retirement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This following table sets forth information regarding the beneficial ownership of the common stock of the Company as of April 6, 2009, for:

•	each person known by us to own beneficially more than 5% of our common stock;

•	each officer named in the summary compensation table;

•	each of our directors and director nominees; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes sole or shared voting and/or and investment power with respect to the securities. Subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them individually. Shares shown in the table include shares beneficially owned directly, in retirement accounts, in a fiduciary capacity or by certain affiliated entities or family members of the persons named in the table. Shares of common stock issuable upon exercise of options and warrants that are exercisable within sixty days of April 6, 2009 are included in beneficial ownership and are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights, and the group as a whole, but are not deemed outstanding for computing the percentage ownership of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (14)
Greater Than 5% Shareholders:
None

Directors and Named Executive Officers:
Thomas J. Applegate	50,710	(1)	1.99%
Michael V. Cummings	7,777	(2)	*
Fred A. deBoom	25,654	(3)	1.00%
Colin M. Forkner	109,542	(4)	4.14%
Michael S. Hahn	119,312	(5)	4.50%
David Johnson	68,694	(6)	2.68%
Dennis C. Lindeman	65,920	(7)	2.57%
Denis H. Morgan	74,798	(8)	2.92%
James M. Morrison	16,382	(9)	*
Charles T. Owen	2,100		*
John Vuona	33,486	(10)	1.31%
David L. Adams (15)	17,966	(11)	*
Terry A. Stalk (16)	76,366	(12)	2.93%

All directors and executive officers as a group (14 persons)	668,707	(13)	22.97%

* The address of each of our directors and named executives is c/o Pacific Coast National Bancorp, 905 Calle Amanecer, Suite 100, San Clemente, California 92673.

Notes to beneficial ownership table
(1) Includes options to acquire 3,611 shares of common stock and warrants to acquire 4,212 shares of common stock.
(2) Includes options to acquire 1,777 shares of common stock and warrants to acquire 4,000 shares of common stock.
(3) Includes options to acquire 2,222 shares of common stock and warrants to acquire 6,106 shares of common stock.
(4) Includes options to acquire 100,542 shares of common stock.
(5) Includes options to acquire 98,900 shares of common stock and warrants to acquire 10,000 shares of common stock.
(6) Includes options to acquire 2,666 shares of common stock and warrants to acquire 12,424 shares of common stock.
(7) Includes options to acquire 2,888 shares of common stock and warrants to acquire 16,106 shares of common stock.
(8) Includes options to acquire 2,666 shares of common stock and warrants to acquire 12,106 shares of common stock.
(9) Includes warrants to acquire 2,106 shares of common stock.
(10) Includes options to acquire 2,222 shares of common stock and warrants to acquire 8,212 shares of common stock.
(11) Includes options to acquire 334 shares of common stock and warrants to acquire 2,106 shares of common stock
(12) Includes options to acquire 71,336 shares of common stock.
(13) Includes options to acquire 290,079 shares of common stock and warrants to acquire 77,378 shares of common stock.
(14) Calculated based on 2,544,850 shares of common stock outstanding as of April 6, 2009, plus options and warrants exercisable within 60 days of April 6, 2009, for the individual or the group, as applicable.
(15) Mr. Adams has submitted his resignation, to take effect June5, 2009.
(16) Ms. Stalk resigned effective April 24, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Director Independence

Our Board of Directors has determined that each of our current directors, except Messrs. Forkner and Hahn, is independent under the listing standards of the NASDAQ Stock Market. Mr. Forkner retired as Chief Executive Officer of Pacific Coast National Bancorp and Pacific Coast National Bank in May 2008. Mr. Hahn currently serves as the Company’s and the Bank’s President and Chief Executive Officer, and served as the Chief Operating Officer of the Bank prior to his becoming Chief Executive Officer upon Mr. Forkner’s retirement..

Item 14. Principal Accountant Fees and Services.

The following table shows the fees paid by us for the audit and other services provided by our independent registered public accounting firm, McGladrey & Pullen, LLP (M&P) and RSM McGladrey, Inc. (an affiliate of M&P), for 2008 and 2007.

	2008	2007
Audit Fees	$249,930	$170,200
Audit-related Fees	40,750	8,300
Tax Fees	12,930	-
All Other Fees	2,200	11,634

Total	$305,810	$190,134

As defined by the Securities and Exchange Commission, (i) “Audit Fees“ are fees for professional services rendered by the Company’s principal accountant for the audit of the company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q and Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees“ are fees for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the company’s financial statements and are not reported under “audit fees;“ (iii) “tax fees“ are fees for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees“ are fees for products and services provided by the Company’s principal accountant, other than the services reported under “audit fees,“ “audit-related fees,“ and “tax fees“ primarily, discussions with management relating to internal control assessment.

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)                      Financial Statements: See Part II. Item 8. Financial Statements and Supplementary Data.

(a)(2) Financial Statement Schedules: All financial statement schedules have been omitted as the required information is not required under the related instructions or is not applicable.

(a)(3) Exhibits:

Number	Description
3.1	Articles of incorporation, as amended
3.1a	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock“) ******
3.1b	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock“) ******
3.2	Bylaws, as amended
4.1	Specimen common stock certificate*
4.1a	Form of certificate for the Series A Preferred Stock ******
4.1b	Form of certificate for the Series B Preferred Stock******
4.2	See Exhibits 3.1, 3.1a, 3.1b and 3.2 for provisions of the articles of incorporation and bylaws defining rights of holders of the common stock
4.3
Letter Agreement dated January 16, 2009 between Pacific Coast National Bancorp and United States Department of the Treasury pertaining to the election of directors by the holder(s) of the Series A and Series B Preferred Stock ******

10.1	Office Lease dated as of July 5, 2004**
10.2	Lease dated as of December 6, 2003**
10.3
 Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated January 16, 2009, between Pacific Coast National Bancorp and United States Department of the Treasury, with respect to the issuance and sale of the Series A and Series B Preferred Stock******

10.4	Form of Pacific Coast National Bancorp Organizers’ Warrant Agreement*
10.5	Form of Pacific Coast National Bancorp Shareholders’ Warrant Agreement*
10.6	Form of Pacific Coast National Bancorp, Inc. 2005 Stock Incentive Plan+*
10.7	Form of Employment Agreement by and between Pacific Coast National Bank and Michael Hahn+*******
10.7a	Amendment to Employment Agreement by and between Pacific Coast National Bank and Michael Hahn+

10.8	Form of Change in Control Agreement by and between Pacific Coast National Bank and David L. Adams****
10.8b	Amendment to Change in Control Agreement by and between Pacific Coast National Bank and David L. Adams+
10.9	Form of Compensation Modification Agreement and Waiver executed by each of Michael Hahn and David L. Adams+******
10.10	Form of Incentive Stock Option Agreement+***
10.11	Form of Nonqualified Stock Option Agreement+***
10.12	Amendment To Lease Date Change to Office Lease dated as of February 23, 2005*****

	Number	Description

	10.13	Second Amendment to Office Lease dated as of March 1, 2006 *****
	10.14	Form of Warrant Certificate for Warrants issued on September 30, 2008
	10.15	Form of Warrant Certificate for Warrants issued on November 3, 2008
	14	Code of Ethics***
	21	Subsidiaries of Registrant*****
	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

	31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act

	32	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.

*	Previously filed as an exhibit to the registration statement on Form SB-2 filed by the registrant with the Securities and Exchange Commission on September 8, 2004.
**	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2005.
***	Previously filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2005.
****	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended June 30, 2007.
*****	Previously filed as an exhibit to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2006.
******	Previously filed as an exhibit to the registrant’s current report on Form 8-K filed on January 21, 2009.
*******	Previously filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008.
+	Indicates a compensatory plan or contract.

(b)           See (a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC COAST NATIONAL BANCORP, INC.

By: /s/ Michael S. Hahn
Michael S. Hahn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Michael S. Hahn	President and Chief Executive Officer and Director	June 1, 2009
Michael S. Hahn	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas J. Applegate	Director	June 1, 2009
Thomas J. Applegate

/s/ Michael Cummings	Director	June 1, 2009
Michael Cummings

/s/ Fred A. de Boom	Director	June 1, 2009
Fred A. de Boom

/s/ Colin M. Forkner	Director	June 1, 2009
Colin M. Forkner

/s/ David Johnson	Director	June 1, 2009
David Johnson

/s/ Dennis Lindeman	Director and Chairman of the Board of Directors	June 1, 2009
Dennis Lindeman

/s/ Denis H. Morgan	Director	June 1, 2009
Denis H. Morgan

/s/ James M. Morrison	Director	June 1, 2009
James T. Morrison

/s/ Charles T. Owens	Director	June 1, 2009
Jack Vuona

/s/John Vuona	Director	June 1, 2009
John Vuona